Form 10-K
period 1999-12-31
MCAFEE COM CORP
filed 2000-03-29
CIK 1095388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 333-87609

                             MCAFEE.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0503003
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

                               2805 BOWERS AVENUE
                         SANTA CLARA, CALIFORNIA 95051
                                 (408) 572-1500
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $274.4 million based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2000, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 7,656,827. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

     Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000.

        THIS REPORT CONTAINS 66 PAGES. THE EXHIBIT INDEX IS ON PAGE 66.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors which may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "-- Risk Factors" and elsewhere in this document.

OVERVIEW

     We provide online PC management products and services for consumers. Through our web site at www.McAfee.com, we allow consumers to secure, repair, update and upgrade their PCs. We believe we are among the first consumer applications service providers, or ASPs. As an ASP, we generate revenue by encouraging PC users to subscribe to our service which gives them online access to version-less PC security and management software applications that we host on our servers. Under this ASP model, consumers "rent versus buy" our software applications. Our applications allow our subscribers to manage their PCs by checking for and eliminating viruses, optimizing PC system performance, repairing problems and, updating outdated software. We also offer relevant content and contextual ecommerce services that enable users to maximize their PC investment. In September 1999 we began charging subscription fees for our McAfee Clinic service. To date, over six million PC users have registered on our web site from over 230 countries and territories, and we have over 200,000 paid subscribers as of December 31, 1999. In each of September and December 1999, the McAfee.com sites, including the Network Associates web site, were recognized by Media Metrix as having one of the top 50 U.S. web audience ratings. This Media Metrix top 50 list is based on the number of unduplicated audience reach, also known as unique visitors.

     McAfee.com Corporation was incorporated in Delaware in December 1998. As of December 31, 1999, Network Associates owned 36,000,000 shares of our Class B common stock, representing approximately 83% of our outstanding common stock and approximately 94% of the overall voting power of our capital stock. Our principal executive offices are located at 2805 Bowers Avenue, Santa Clara, California 95051, and our telephone number at that address is (408) 572-1500.

INDUSTRY BACKGROUND

  Growth of Online Computing Outside of the Office

     Increasing use of the Internet has transformed the home PC from merely a stand-alone processor into the primary Internet access device for consumers engaged in information retrieval, communication and e-commerce. Consumers are increasingly using Internet applications such as world wide web access, e-mail, online bill payment, personal financial management, online shopping and trading, calendar scheduling, and contact management. The proliferation of these applications has motivated consumers to increasingly depend on their PCs to reliably access, store and manage a growing amount of valuable and highly sensitive data. We believe many of these applications have become essential to PC users, and any PC-related failure could lead to hours of lost time and significant financial loss. The combination of greater access to networks such as the Internet and increasingly sophisticated applications has made both PCs and PC management more complex. Moreover, as the number of PCs in use increases and price points decline, we believe the number of first-time buyers, who are often less technologically sophisticated than prior generations of PC users, is increasing.

  Current Management of PCs and Networks

     As the commercial value of activities conducted on the Internet and other computer networks grows dramatically, it becomes increasingly important to manage and protect these networks, the PCs in the networks and the data residing on them. Fully-staffed corporate IT departments are charged with numerous mission-critical tasks that keep their systems fully operational and secure.

     Consumers, in contrast, are left on their own to manage and protect their PCs. They generally lack the knowledge and sophistication necessary to properly secure and manage their PCs and may be overwhelmed by the variety and complexity of the products and services that are marketed to help them perform these PC users are responsible for numerous decisions and tasks regarding the maintenance and health of their PCs, which include:

     Virus Protection. Computer viruses are typically spread via e-mail and file downloads over Internet-connected PCs. To date, there are over 45,000 known computer viruses worldwide, with numerous new and altered viruses discovered daily. Recent computer virus outbreaks such as Melissa, Chernobyl and Explorer.zip represent a new class of virus that uses the Internet to infect hundreds of thousands of computers in a matter of hours. We believe that new and modified strains of computer viruses will continue to be developed, requiring rapid responses and continual updates of existing anti-virus protections. As a growing proportion of PCs are connected to the Internet and other networks, vulnerability to virus infection increases dramatically because users are better able to exchange information and files, including those infected with viruses, through use of the Internet. Consumers are especially susceptible to computer viruses because they have little protection other than what they purchase themselves.

     Internet Security. The rapid growth and high dollar volume of e-commerce, forecasted by IDC to reach $1.3 trillion worldwide for 2003, and corresponding valuable data traffic makes network break-ins potentially more lucrative for hackers and more damaging for consumers. The storage of vital information on PCs, such as confidential files, credit card information and financial data, increases the magnitude of possible damage from network intruders. New methods of intrusion, such as penetrating security loopholes in popular Internet browsers, allow remote hackers to take control of a consumer's PC and steal, alter or delete files, confidential documents, and applications without their knowledge. The "always on" availability of Internet access services such as cable modem and digital subscriber line, or DSL, services increases the time during which home PCs are vulnerable to attacks. In general, consumers do not have the adequate tools to protect their PCs against intrusion.

     PC Management. Business PC users generally receive support from corporate IT departments in diagnosing and configuring computers to their optimal settings. This high level of technical support within the organization helps business users focus on being productive instead of trying to make their PCs work. Consumers, on the other hand, must resort to reading complex technical documentation, visiting online newsgroups or calling the PC or operating system vendor for technical support. The consumer's burden is further complicated by increasingly frequent releases of software upgrades, updates, fixes and patches.

     Software Management. Corporate IT departments and consumers both face a variety of software management issues. In the corporate environment, the distribution of software version updates occurs regularly as large corporate customers are notified of major version changes and releases by software vendors. In this corporate environment, software programs exist to remove unnecessary programs and files to optimize the efficiency of file and data management on a company-wide basis. A number of companies have focused on the problem of ready access to version updates of software for corporate customers. Home PC users, however, often are left to determine on their own, often with incomplete information, their need for and the availability of version upgrades of their software programs. Compounding the problem, new software releases frequently contain "bugs" that may limit the functionality or security of the software. In general, software patches and corrections are effectively disseminated to large corporate customers, but often are not communicated directly to home PC users.

     Computer-Related Purchases. Corporate hardware and software purchasing decisions are made by trained IT staffs with expertise in their company's technology needs and knowledge of the full array of available computing solutions. Resellers offer corporate buyers assistance in technical education and documentation, system interoperability, price-to-performance tradeoffs, and system roadmaps for upgrades and purchases of both hardware and software. Consumers, on the other hand, are solely responsible for decision making regarding their home computing needs.

     While corporate IT departments monitor and guard against these PC security and management problems, home PC users often do not realize that they have a computer problem until it is too late. Trouble may, for example, come unexpectedly in the form of a virus-infected e-mail or download from the Internet. Once affected, consumers may not know or understand the nature or severity of the problem or know how to find a solution. Consumers have typically sought assistance through retail stores, customer support lines provided by PC and software vendors or their own research in computing magazines.

     Problems with support through retail computer stores include the following:

     - Stores are often distant, crowded, and understaffed, and their staff may be insufficiently knowledgeable about the consumer's problem or possible solutions.

     - If retail assistance is found, consumers must choose from a wide variety of available products, may not be able to appropriately articulate their exact PC problem or may not be presented the best solution because the retailer has failed to stock the most appropriate item

     - Potential retail product solutions may take the form of several products that must be used together to have the greatest impact, and the ordinary consumer or store employee may not fully understand how best to combine these products.

     - Software in the retail channel, such as virus protection, is often out-of-date by the time it reaches the shelves; for example, new viruses may have already emerged in the time it takes the anti-virus software to be developed, burned onto CDs, placed in shrink-wrapped packaging and shipped to the store, making the virus protection obsolete.

     Consumers relying on the limited customer support by software vendors or PC manufacturers also face problems. First, they must determine the appropriate party to call. Once they locate the appropriate call center, they often find it to be inadequate and are frustrated by long hold times on the phone, understaffed customer support personnel and unhelpful help desks.

     As PCs and related software applications have become more complex, we believe vendors have been providing less customer support to compensate for product price declines, and as the Internet has increased the vulnerability of PCs, consumers have found themselves without an adequate PC security and management solution.

THE MCAFEE.COM SOLUTION

     McAfee.com is the place for your PC on the Internet. McAfee.com allows consumers to secure, manage, update and upgrade their PCs online. We believe that consumers first come to our web site either to protect their PC as a precautionary matter or for emergency assistance fixing their PC when faced with a serious problem. Our web site offers the following critical PC security and management products and services:

     Virus Protection. Our online anti-virus service is designed to scan and clean PCs as quickly and efficiently as comparable traditional software installed on the PC, and can recover and repair damaged computer files that have become infected with a virus. This service provides consumers with the latest virus protection and can be accessed from any PC at any time. PC users can detect and clean viruses on their computers by using their browsers to access our web site.

     Internet Security. We provide consumer PC users with tools to help protect their privacy and security while on the Internet. For example, our GuardDog software monitors programs and applets for suspicious behavior, protects sensitive information, such as e-mails, passwords and personal files, and performs a complete security audit on the PC user's system. Our Personal Firewall provides security on both broadband and narrowband connections to the Internet helping prevent hackers from accessing personal computer files, running Trojan or Denial of Service attacks, or disrupting a user's computer system.

     Software Management. We assist consumers in locating and downloading new version releases, upgrades, plug-ins, patches and fixes for software applications and the Windows operating system that they use on their home PCs.

     PC Management. We provide consumers an online service that allows them to optimize their PCs online. This online service provides consumers with the ability to:

     - remove and clean unnecessary files from their hard drives;

     - defragment their hard drives, which means to reorganize the data on their hard drives to make data more rapidly accessible; and display a visual read-out of their system configuration.

     Computer-Related Purchases. We provide educational and informational services to assist the consumer in making purchases of computer hardware, software, peripherals and other accessories. We provide a highly contextual service that recommends books and related software based on the user's PC configuration, attached peripherals and software. We also provide an online comparative shopping service that allows consumers to find the best deals on equipment, peripherals and accessories based on user-selected configuration and price points.

     Consumers who visit our web site for these security and management solutions can learn about other PC problems and related products and services that we offer. Our web site contains a number of centers which provide diagnostic services, PC-related products and other services for home PC users.

     We believe that our broad product and service offerings provide consumers the following benefits:

     One-Stop, Integrated Solution. McAfee.com is a one-stop destination for consumer PC security and management needs. Our web site provides a suite of online products and services personalized for the PC user based on the user's PC configuration, attached peripherals and software. Our applications services allow consumers to secure, repair, update and upgrade their PCs by visiting our McAfee Clinic, Anti-Virus Center, PC Checkup Center, Shopping Center, Download Center, Firewall/Security Center and Support Center.

     Ease of Use. Our web site is designed to be easy to use and helpful for PC users of all skill levels, from novice to expert. With limited user involvement, we can diagnose a PC over the Internet for potential security and management problems and provide an online, personalized solution to a PC user's problem with the ease of a mouse click. We offer a user-friendly Internet browser interface and constantly seek to improve this interface to make it easier for consumers to navigate and use our web site.

     Information and Education. We provide a wealth of PC-related information and educational materials for access and use by consumers on our web site. We offer, among other services:

     - a comprehensive, searchable library of viruses with information about their characteristics, symptoms and severity;

     - McAfee Dispatch, an electronic newsletter that provides information on new services, products and viruses; and user-specific upgrade recommendations and educational books on computer hardware, software, peripherals and accessories.

     We also offer a virus "early warning" e-mail service. This service rapidly alerts consumers to new viruses and provides appropriate directions to consumers to safeguard their PCs. Once a virus is identified, we work with AVERT Labs, a research division of Network Associates, to rapidly deliver updated virus detection and cleaning services to our customers.

     Applications Hosted on Our Servers Rather than the Consumer's PC. In addition to selling downloadable versions of software that reside locally on a customer's PC, we host software applications on our own software applications are designed to run over the Internet at speeds comparable to those obtained if the application were entirely on the user's PC. As an applications service provider, or ASP, we allow users to "rent versus buy" software. This allows consumers to realize several unique benefits:

     - Our hosted software applications are "version-less" or self-updating, so consumers running on hosted software service can be assured that they are using the most recent version.

     - Our services do not involve large downloads of large application files over the Internet, which can take an inordinate amount of time -- reducing PC storage space requirements and avoiding wait time from large downloads.

     - The overall cost to subscribe to our software service is expected to be significantly less than if the consumer were to buy software applications and subsequent new version releases.

THE MCAFEE.COM STRATEGY

     Our objective is to become the leading and trusted online destination where consumers secure, repair, update and upgrade their PCs and other Internet access devices. The key elements of our strategy include:

     Strengthen the McAfee.com Brand. We plan to continue aggressively building awareness among consumer PC users for the McAfee.com brand name. Our aim is to enhance McAfee.com's position as an Internet destination for all consumer PC-related products, services and information. To achieve this objective, we intend to expand our marketing efforts with advertising campaigns and other promotional activities and to offer a full suite of trusted products, services and information to consumers.

     Drive Adoption of Applications Service Provider Model. As an ASP, we offer customers the ability to run applications online and "rent versus buy" those applications. Prior to September 2, 1999, we offered our online hosted products and services for free. While we will continue to offer a significant amount of free services on our web site, some of the more powerful products and services are now only available to our paid subscribers. To drive adoption of our ASP model, in addition to offering other free services, we offer 14-day free trial subscriptions to McAfee Clinic. We are targeting the following groups of McAfee users for transition to paid online subscriber status:

     - our existing base of over 2.3 million trial subscribers to McAfee Clinic, who until recently have used our online services for free;

     - our existing base of over 6 million registered McAfee.com users, who have visited our web site but have yet to subscribe to our online services; and

     - the large number of existing McAfee software users, which we estimate at over 30 million.

     Attract New Users to Our Web Site. Initially our user base grew by word of mouth and positive press articles. In July 1999, we launched our first advertising campaign, using a combination of television, radio and Internet advertising. We plan to continue these marketing efforts to attract new users to our web site and increase the adoption of our products and services. We also will continue to pursue strategic and affiliate relationships with content providers, other web sites, PC manufacturers and other Internet access providers, such as our Sponsorship Agreement with America Online and our recently announced relationship with MSN.

     Continue Technology Development. We are currently a provider of hosted, version-less PC security and management software delivered over the Internet. Our products and services and delivery network are designed to apply our leading edge technology to solve complex PC security and management problems conveniently. We intend to leverage our technology as a consumer ASP to create loyal and satisfied customers who will both subscribe to our products and services and return frequently for repeat purchases. To attract new subscribers, we intend to continuously focus on the ease of use of our products and services, expand our products and services and upgrade our network.

     Expand Our International Presence. We have a global customer base with registered users from over 230 countries and territories around the world. With international PC sales and Internet connectivity growing more rapidly than in the U.S., we plan to focus resources on expanding our current international presence in Europe, Japan and other countries. We are presently planning a launch of localized versions of our products and services in several European markets and have begun hiring employees in the United Kingdom and elsewhere in Europe to provide sales marketing and technical support for these new markets. We also continue to explore potential distribution relationships in Japan.

     Expand Products and Services Beyond the PC. We plan to develop security and management products and services for newly emerging Internet access devices, such as handheld devices, wireless Internet enabled phones and digital music devices. As "thin client" devices are increasingly used by consumers to access the Internet, we will concentrate on developing value-added products and services tailored to the unique needs of these platforms.

PRODUCTS AND SERVICES

  Consumer Products and Services

     Consumers who visit our McAfee.com web site find a comprehensive one-stop destination for their PC security and management needs. We have organized our web site around several centers to make it easy for consumers to access our products and services and to enhance their online experience. Consumers who come to McAfee.com see a home page that highlights our product and service centers which provide an integrated solution that enables them to secure, repair, update and upgrade their PCs. We encourage consumers to become paid subscribers to our main product, McAfee Clinic, which gives them access to all the centers on our web site. These centers consist of the McAfee Clinic, Anti-Virus Center, Firewall/Security Center, PC Checkup Center, Shopping Center, Download Center and Support Center. Our web site also provides consumers with information regarding PC security and management issues. Each of our centers contains free services accessible to all web site users. However, full access to our hosted software applications is only available to paid McAfee Clinic subscribers. We select our free web site services based on their ability to attract users and ability to demonstrate how our services work and to encourage users to become paid McAfee Clinic subscribers.

     Our goal is to provide the consumer with a comprehensive set of service offerings through our various centers, including:

     - applications that perform PC security and management services, such as the VirusScan Online and ActiveShield programs found in our McAfee Clinic and Anti-Virus Center, all of which can be run using our easy-to-use web browser interface;

     - content that provides consumers with information regarding PC security Anti-Virus; and

     - contextual e-commerce services, such as the PC Book Finder and Software Finder, that consumers can currently access through our Shopping Center. These contextual services provide users with personalized purchasing recommendations tailored to their computing needs. We are planning future deployments that will be designed to allow this technology to operate without any prompting by the user across our web site. For example, a consumer using our PC Performance Optimizer may receive recommendations for compatible product upgrades and accessories based on the user's PC configuration, without any prompting by the user.

     McAfee Clinic. McAfee Clinic is the main center where consumers can access all of our hosted online application services in one location. We believe this approach is beneficial for consumers because we host requested applications on our servers, thus eliminating the need for consumers to take the time and disk space required to download large applications on to their PC. To build consumer awareness we initially offered our McAfee Clinic products and services for free. In September 1999, we began charging a subscription-based fee for the McAfee Clinic. For an annual subscription fee, a consumer gains unlimited access to all of the McAfee Clinic services at any time, including each center on our web site, which currently is seven centers. The current list price for an annual subscription to McAfee Clinic is $29.95. We initially introduced McAfee Clinic on a paid subscriber basis using a promotional subscription fee of $19.95 and from time to time we may offer similar promotional fees. Our McAfee Clinic services are continuously updated, providing consumers with the most recent software versions over the Internet. The McAfee Clinic hosted application services provide the consumer with critical PC security and management services at a total cost designed to be lower than if the consumer purchased each of the applications and their subsequent new version releases in a traditional format. Though our McAfee Clinic services utilize complex proprietary technology, they are easy for the consumer to use. Our McAfee Clinic services consist of:

     - VirusScan Online. Allows the user to scan hardware and software systems and identify and eliminate viruses online. This service provides consumers with a convenient, up-to-date and simple method for protecting their PCs.

     - Rescue Disk. Allows the user to create a rescue or emergency diskette online. The user can then use this diskette in the future to start-up and clean a PC that has been disabled by viruses.

     - ActiveShield. Provides PC users with real-time, continuous, offline and online virus protection. ActiveShield subscribers are also provided with notices from our virus "early warning" system, which alert them to new and rapidly breaking virus threats. These subscribers also receive our Internet-based updating service, which automatically accesses the McAfee.com web site when the subscriber is online, allowing subscribers to secure the latest version of ActiveShield.

     - Software Update Finder. Automatically identifies and recommends critical software updates, fixes and patches based on the configuration of the user's PC. The service supports more than 4,000 different titles and updates and covers a large number of applications, games and utilities found on a user's PC, including the most commonly used applications. In an effort to provide user satisfaction and peace-of-mind, we pre-test updates and applications for errors, viruses and other potential problems before including them in our Update Finder service.

     - QuickClean. Eliminates clutter from the PC's hard drive and creates additional disk space for the user. This service scans the user's hard drive to identify and delete unnecessary files created while the user was browsing the web, temporary files created by applications and unnecessary registry entries.

     - Performance Optimizer. Helps the user optimize PC performance by automatically adjusting critical configuration settings for the PC's file system, hard drive, CD-ROM drives and graphics devices.

     Anti-Virus Center. Our Anti-Virus Center integrates information regarding viruses and their characteristics and provides consumers with a link to the services found in our McAfee Clinic. In addition to VirusScan Online, Rescue Disk and ActiveShield, which are found in our McAfee Clinic, our Anti-Virus Center includes:

     - Virus Information Library. Provides consumers with an easily searchable database that contains information on over 45,000 known computer viruses, including their characteristics and detailed remedial steps, as well as information regarding known virus hoaxes.

     - Updates of VirusScan. Provides consumers with the latest version of VirusScan.

     Other services in the Anti-Virus Center include a virus calendar that provides information on expected trigger dates for various viruses, a virus "early warning" e-mail service, and a visual virus risk indicator that provides users with details regarding the severity of particular viruses.

     PC CheckUp Center. Our PC CheckUp Center provides consumers with services and information to help them configure and optimize their PCs online and a link to the services offered through our McAfee Clinic. The PC CheckUp Center consists of:

     - System Information Reporter. Provides a detailed report regarding the configuration of the user's PC. The report can then be used to troubleshoot the PC or alter its configuration.

     - Windows Advisor. An online help desk providing answers to frequently asked questions and problems experienced by Windows users. Windows Advisor uses a simple question and answer format to provide the user with a detailed step-by-step approach to solving a Windows problem.

     Shopping Center. The Shopping Center is a destination for consumers looking for a source to purchase hardware, software, peripherals and accessories on the Internet. At the Shopping Center, a customer can shop for the best prices on PC peripherals and accessories and find and purchase related software and books. The Shopping Center consists of:

     - The McAfee Store. Provides consumers with a source for all McAfee branded products, including VirusScan, McAfee Office and other McAfee utilities.

     - The McAfee Comparative Shopping System. Provides users with a service to help them to learn about and shop for PC peripherals. Developed in partnership with Cadabra, the comparative shopping service allows the user to enter the features, price range and qualities of the product the user is shopping for, generates a list of items tailored to these characteristics and then assists the user in locating online vendors that offer the most attractive prices for the product.

     - The McAfee Book Store. A source for technical and "how-to" books about PC hardware, software applications and operating systems, developed in partnership with fatbrain.com.

     - The Software Store. Provides consumers with a wide variety of business, game and personal software in partnership with Beyond.com. The store provides users with an extensive one-stop shopping destination for PC software products.

     - The McAfee Software Finder. A service that provides users with recommended software purchases based on the user's PC configuration, attached peripherals and software.

     - The McAfee Book Finder. A service based on our contextual e-commerce technologies. This service identifies the user's PC configuration, attached peripherals and software and then provides the user within formation regarding relevant technical books and training for the user to purchase.

     Download Center. The Download Center provides users with an array of free evaluation software. At the Download Center, users can, for a limited trial period, download fully-functional versions of a number of McAfee products. To access these evaluation software titles, users are required only to register their names and e-mail addresses with us. The Download Center offers the latest virus signature files to all users, while subscribers can use the Download Center to upgrade their applications to the latest versions. The Download Center is also a destination where users can obtain popular browser plug-ins, such as RealPlayer and Adobe Acrobat Reader.

     Support Center. The Support Center provides our customers with all the necessary services to register McAfee.com products, receive online product support, communicate with us and provide feedback on our web site and services. Services in the Support Center include:

     - Online Technical Support Services. Includes a database of answers to frequently asked questions, contact information for online and phone support and other support related services.

     - Customer Care Services. Allows us to address questions regarding customers' billing and other transactional issues. Customers can use this service to request refunds, rebates and product returns.

     - Software Registration Services. Allows customers to register their McAfee.com software, enabling us to track and manage update and upgrade commitments in connection with our license agreements.

     - Feedback Services. Provides customers with an online mechanism to give us feedback regarding our products and services. Information from customers is directly routed to the appropriate departments for quick analysis and corrective action.

     - Manual Downloads. Allows our customers to download free electronic documentation for all our products.

     Oil Change. In October 1998 we updated Oil Change, which was acquired by Network Associates in its purchase of CyberMedia, and introduced it as our initial hosted application. Oil Change allows consumers to update and upgrade their computer software on their computer online without having to use an Internet browser. As part of our recent redesign of the McAfee.com web site, we separated the various elements of Oil

Change to make it easier and more intuitive for subscribers to use and find them. Oil Change subscribers can now utilize:

     - the Software Update Finder in our PC Checkup Center to list their installed software and find the latest software updates to download;

     - the Software Finder in our Shopping Center to find a wide range of software, upgrades and related products; and

     - PC Book Finder in our Shopping Center to find and purchase computer-related books.

Network Associates sells subscriptions to Oil Change through its sale of "shrink wrapped" versions in non-online channels. The renewal process for Oil Change sold by both Network Associates and McAfee.com is hosted by McAfee.com. We are attempting to convert current Oil Change subscribers, including those who purchased from Network Associates, into McAfee Clinic subscribers largely through use of targeted promotional efforts including e-mails.

     Firewall Center. At the Firewall Center, for an annual subscription fee, a customer can purchase a subscription to our McAfee.com Personal Firewall. Our Personal Firewall provides security on both broadband and narrowband connections to the Internet helping prevent hackers from accessing personal computer files, running Trojan or Denial of Service attacks, or disrupting a user's computer system. Our Personal Firewall has the following features:

     - works unobtrusively in the background, constantly monitoring all Internet communication while the system works normally.

     - asks you whether or not an application should be trusted when it detects that program's first communication with the Internet. The McAfee.com Personal Firewall manages all communication for trusted applications while everything else is blocked.

     - filters all Internet communication for applications such as Web browsers and email. "File sharing" is disabled by default to protect information contained on the PC.

     - makes a PC virtually invisible to hackers on the network by not responding to unknown or untrusted communications. McAfee.com Personal Firewall can block all network protocols, not just IP.

     - works with all dial-up connections, most cable and ISDN modems, DSL, wireless, and most Ethernet cards.

     - supports "PPP over Ethernet", also known as PPPoE, which is frequently employed by DSL Internet Service Providers.

  Advertising Services

     On February 7, 2000 we introduced our contextual advertising technology, Silhouette, which offers online advertisers the ability to deliver highly targeted, rules-based, online advertising to PCs while ensuring consumer privacy. Silhouette is designed to bridge the gap between the consumer's concerns regarding privacy and the advertiser's need for improved targeting and profiling. The targeting capabilities in Silhouette are based on hardware and software profiles of the user's computer that are dynamically generated, stored and processed on the user's PC. Computer privacy is addressed in several ways. First, consumers must opt-in to receive targeted advertising. Second, the privacy-enabled architecture of Silhouette ensures that the only information transmitted from the user's PC is a coded numerical advertising campaign ID used solely to direct advertising consistent with a user's preferences. No information about the individual or the individual's computer ever leaves the user's PC and that the advertising server cannot build a profile of the user based on the campaign ID or the advertisements served.

     We believe that targeted advertisements should command a higher fee from online advertisers than traditional non-targeted advertisements.

     We also plan to license Silhouette to third parties as web site infrastructure technology for use across the Internet in addition to using it to benefit advertisers on our own web site.

     Our advertising services include banner advertising and sponsorships and our Silhouette enabled contextual advertising. We have an in-house advertising sales team to sell banner advertising on our web site. We presently use DoubleClick to sell any excess banner advertisement inventory. Sponsorships allow a company to sponsor a service on our web site. For example, fatbrain.com sponsors our book store. To date we have originated our own sponsorship arrangements, which may provide slotting fees payable to us by the sponsor and ongoing fees or revenue sharing arrangements.

  Online Privacy Policy

     We have established an online privacy policy that governs how we do and do not use customer information. The important elements of our privacy policy include:

     - We will not sell, rent or market our customer e-mail address list to any outside parties.

     - We are a licensee of the TRUSTe Privacy Program.

     - Our internal policies exceed Internet industry standards.

     - Our web site is designed so that no personal information is displayed online or is accessible to the general public.

     - Third parties who collect customer information on our behalf must abide by our privacy policies and share information gathered on our customers only with us.

  Marketing and Sales

     Our marketing and sales strategy is designed to increase revenue opportunities by:

     - building increased brand recognition among PC users of the McAfee.com name;

     - increasing traffic to our web site; and

     - increasing consumer adoption of our services for PC security and management.

     We are taking a number of actions to increase our brand recognition and increase traffic to our web site. Initially, traffic to our web site resulted only from word-of-mouth and favorable reviews in computer publications. In July 1999, we launched our first advertising campaign, using a combination of television, radio, print and online advertising. Television advertising includes nationwide broadcast and cable networks in major metropolitan areas. We have focused our print advertising on technology-oriented publications and mass market publications that frequently highlight technology issues. We intend to continue using the unique resources of the Internet, as well as traditional media, in our marketing effort to further build brand recognition. We have pursued and plan to continue pursuing strategic arrangements with content providers, other web sites, PC manufacturers, and other Internet access providers to build brand recognition and drive sales of McAfee products.

     We aim to increase consumer adoption of our services by first encouraging consumers to register when they visit our web site and then converting registered users to paying subscribers. To convert visitors into registered users, we offer them a variety of free services, including an e-mail-based virus notification service, our McAfee Briefcase, a free e-mail, calendar and file sharing service that is co-branded through our sponsorship agreement with Visto Corporation, and McAfee Downloads, a software evaluation service. When users of our web site register for these free products we ask their permission to market products and services to them, and we refrain from future direct marketing to those registered users who have chosen to "opt-out." We also offer a 14-day free trial subscription to McAfee Clinic with the goal of converting trial subscribers to paid subscribers by providing them with full access to all centers on our web site for this limited period of time.

     To convert registered users to paying subscribers and to sell new products to existing customers, we continuously seek to expand the features and functions of our web site and online marketing activities. We also regularly invite our trial subscribers to return to our web site more often through online methods such as e-mail-based virus alerts, update alerts and targeted product offers. We have found that new virus outbreaks often trigger an increased level of activity across all our services. Services such as McAfee Dispatch and the virus early warning system in ActiveShield increase return visits from our user base. We plan on expanding this service to notify customers about new services, new products and breaking product-related news. On September 2, 1999, we began charging a subscription fee for McAfee Clinic. To drive adoption of our paid services, we recently began direct mail and direct e-mail marketing campaigns targeted at our installed base of over 2.3 million McAfee Clinic trial subscribers, six million registered users of our web site and the large number of existing McAfee users, which we estimate at over 30 million. Our automatic e-mail based campaign management system is capable of executing multiple e-mail campaigns.

     We plan on utilizing our contextual e-commerce technologies to provide targeted marketing to convince our existing subscribers to make more product purchases on our web site. We plan on using our contextual services, such as Book Finder, Software Finder and our planned Hardware Finder, to provide personalized purchase recommendations to subscribers when they return to our website. These purchase recommendations are based on the user's PC configuration, software and attached peripherals and, as a result, are highly relevant to the PC user.

STRATEGIC RELATIONSHIPS

     We seek to create strategic relationships that will provide us with revenue opportunities, increase the traffic to our web site, build and enhance the content available to our users, and offer greater distribution of our products and services. Our strategic arrangements may include:

     Reseller Arrangements. Under these arrangements, third party resellers purchase our products from us and distribute them to their customers. We have two major arrangements with resellers: Beyond.com and America Online. Beyond.com sells our products on its web site and operates our Software Store on a reseller basis. Under our Beyond.com agreement, which runs through June 30, 2000, Beyond.com typically buys our software from us for resale at a fixed percentage discount off the suggested retail price. As of December 31, 1999, the percentage discount is 18%. America Online also purchases our software for resale to its subscribers on a monthly purchase order basis.

     OEM Arrangements. Under these arrangements, Internet Service Providers, or ISPs, and consumer PC and software original equipment manufacturers bundle our products and services with their Internet services, software and hardware products. We have relationships with a number of OEMs which sell consumer PCs and software. We believe our most significant OEM arrangements in terms of potential consumer reach are with Compaq, Hewlett Packard and Microsoft, which give us what we believe to be a broad bundling opportunity with new PC users. These OEMs have agreed to bundle a trial version of McAfee Software products, such as VirusScan, the McAfee Personal Firewall, and McAfee Clinic, with their consumer PCs or software. These arrangements may typically range from 6 to 24 months and we receive a per license fee for each bundled software product, and our OEMs present their customers an opportunity to purchase McAfee Clinic subscriptions upon the expiration of the trial OEM version. In some instances, we share revenue we receive from McAfee Clinic subscriptions when these subscribers are referred to us by our OEM distributors. We are currently pursuing additional relationships with computer OEMs, ISPs and others to bundle trial subscriptions for McAfee Clinic and other products, and we are working to extend and expand our existing relationships.

     Sponsorship Arrangements. Under these arrangements, many of which are exclusive to allow sole sponsorship of different areas of our web site, third parties offer their products and services on our web site. These arrangements not only allow third parties to have revenue opportunities, but also allow them to permanently display branding information. We have sponsorship arrangements with fatbrain.com, a provider of technical books, to sponsor our bookstore, with Beyond.com, an online software seller, to sponsor our software store where PC users can purchase McAfee and other software products, with Driveway, an online file storage service, to sponsor portions of our web site including our Download Center and with Service911.com, a provider of personal computing technical support, to sponsor portions of our Support Center. We have similar arrangements with All.com, BigStep.com, TimeBills.com, AllBusiness.com, Aveo.com and others. These arrangements range from 6 months to 2 years and entitle us to a share of the revenues generated from these arrangements and/or a per-user payment for customers referred from our web site to the sponsor.

     Co-hosting Arrangements. Under these arrangements, we work with third parties to provide co-branded services on our web site. We currently have two co-hosting arrangements that provide for potential future revenue generation. Through a co-hosting arrangement with Visto Corporation, we offer McAfee Briefcase, which provides users of our web site with free e-mail and calendar services. Through a co-host arrangement with Goto.com Shopping, we offer a comparative shopping service that allows PC users to shop for consumer electronics based on price and other desired features. These arrangements range from 6 months to 2 years and entitle us to a share of the revenues generated from these arrangements and/or a per-user payment for customers referred from our web site to the co-host entity.

     Online Marketing Affiliate Arrangements. Under these arrangements, we join with Internet companies who provide users of their web site or their software with a link to our web site and those users are then given an opportunity to subscribe to our service. Many of these companies pay us a placement fee for links or presentations on our web site. We promote their product or business and provide our users an opportunity to connect to their web site or to obtain products or services from these affiliates. We believe these arrangements are a key method of driving potential subscribers to our web site. These arrangements range from month to month to 2 years and we usually receive a share of the revenues generated from these arrangements and/or a per-user payment for customers referred from our web site to the marketing affiliate. We typically share the revenue we receive from users of other Internet sites that link to our web site and subscribe to our service.

MCAFEE.COM TECHNOLOGIES

     The technologies underlying our hosted applications enable users to perform the complex and vital tasks of PC security and management over the Internet. We have developed a number of proprietary technologies, including:

     - e-software -- an improved method for the delivery of software applications via the Internet;

     - Silhouette contextual e-commerce -- provides targeted purchase recommendations based on each user's PC configuration, attached peripherals and software; and

     - Silhouette contextual advertising -- extends our contextual e-commerce technology by targeting advertisement opportunities for our advertising customers based on each user's PC configuration, attached peripherals and software.

     E-software. Our e-software architecture enables the searching and analysis functions for our services, including VirusScan Online, Disk Clean, Software Update Finder and PC Checkup. When a user selects an online application from our web site, our Internet servers authenticate the user's identity and then automatically download the most recent version of the selected application logic and application support and product database information. The user can then execute the hosted application with a single mouse click. After the application analyzes the user's PC configuration, software and attached peripherals, the application will advise the user to take steps to secure, repair, update and upgrade their PC.

     Three-tier Architecture. Our three-tiered architecture includes (1) the user interface, such as a web browser, (2) the software application logic and application support functions and (3) a database of product information. Each of these separate tiers collectively integrate into a single, multi-tiered, web-based environment. This architecture is incorporated into all of our hosted applications. This architecture also allows us to update one component, such as adding new software titles to our product database, without requiring changes to other components. By deploying this architecture, we:

     - reduce the amount of disk space required to store an application on a user's PC;

     - enable any-time, any-place access to these critical services;

     - minimize the amount of data traffic from the server to a user's PC required to launch the application; and

     - develop an efficient way to maintain up-to-date applications on our server.

     This architecture is also designed to address consumer security and privacy concerns by performing the analysis locally, limiting the information retrieved by our servers and by transmitting information to and from us anonymously. Moreover, our hosted applications can only be executed when the user is connected to the secure McAfee.com web site. This ensures that hackers cannot remotely activate our applications and gain access to our subscribers' private PC information.

     Contextual E-commerce. Our Silhouette e-commerce service scans and analyzes each user's PC configuration, software and attached peripherals and recommends highly personalized upgrades, books and other related products. For example, a user with Microsoft Office 97 may be presented with options to purchase Microsoft Office 2000 upgrades, as well as related books, training videos and other accessories. We have designed the proprietary content format, detection mechanism and delivery methods to scale rapidly to support thousands of users, products and updates and upgrades.

     Contextual Advertising. Our Silhouette online advertising technology provides contextual advertisements and banners based on each user's PC configuration, attached peripherals and software. For example, a user with 32 megabytes of RAM may be served advertisements for memory upgrades compatible with their PC and individual need.

HARDWARE INFRASTRUCTURE

     Our web site, including the hardware infrastructure, is designed to be highly reliable, scalable and redundant and provide 24-hour-a-day, seven-day-a-week availability to the large number of consumers using our web site daily, as well as the increased number of visitors during significant events, such as a new virus outbreak.

     Our web site is built upon an array of servers running off-the-shelf Microsoft software. Our system is designed so that no single function is mission critical. As a result, for example, if a particular service goes down, our other services should remain available. Our servers are operated in a clustered environment in an effort to maintain 100% uptime even if an entire cluster or subset is unavailable. Except for information provided by a separate database, services and data are local to each server. To maintain consistency and speed of implementation, we use scripts, which are predefined sets of software instructions, to install software on new servers added to our infrastructure, eliminating the need to manually configure new servers. Our in-house infrastructure is housed in a telecom grade data center with redundant power, air and physical carrier connections. We also maintain daily backups at an offsite storage facility and distribute information daily to our co-location providers described below.

     We connect to the Internet through multiple vendors. Currently, we have vendor relationships with four large Internet carriers and a carrier aggregator which reaches other Internet carriers. These multiple relationships provide us with the ability to balance traffic loads under peak demand and provide for redundancy should any one carrier suffer an outage. We also use six different co-location providers globally that maintain significant data centers in multiple locations. These co-location providers enhance both the speed of download and system redundancy should a disaster arise. For example, an individual in Europe can download software from our co-location provider in Hamburg, Germany, resulting in less download time than if the user had to download the software from a U.S. location. If our web site server in Santa Clara, California fails, web site servers will be activated at our co-location providers, enabling continued consumer access to our web site. With limited exceptions, we maintain our own infrastructure for purposes of consistency, quality and security. Our systems are audited internally and externally for performance and for security issues on a regular basis.

PRODUCT DELIVERY AND CUSTOMER PAYMENT

     We have contracted with Beyond.com and CyberSource to provide our product delivery and payment services. Beyond.com provides fulfillment for software products sold on our web site for both electronic distribution and "shrink-wrapped" box distribution to customers.

     Credit card payment services for subscriptions and the recently introduced McAfee One-Click-Buy service are provided to us by CyberCash. The McAfee One-Click-Buy service provides the customer the convenience of entering credit card information once upon the initial purchase without requiring re-entry upon purchases during subsequent visits.

     We have agreements with these companies that guarantee us levels of acceptable service to our customers and regular monthly product and revenue reports.

PRODUCT DEVELOPMENT

     We believe that strong product development capabilities are essential if we are to offer our subscribers innovative and up-to-date online PC security and management products and services. Accordingly, our future success depends on our ability to continually enhance existing products and to introduce new and innovative products and services that satisfy our subscribers' PC security and management requirements. We intend to introduce our Hardware Finder application, which will include a contextual product upgrade and recommendation service, a searchable online technical support yellow pages, and launch our contextual advertising service. To meet these challenges, we have made and expect to continue making substantial investments in product research and development. These product and service innovations are complex and frequently require long development cycles. Future revenue from these innovations may be insufficient to recover the development costs.

     As of December 31, 1999, we employed 64 full-time-equivalent engineers engaged in the development of our new or improved products and services. A majority of our engineers are dedicated to the improvement of our existing online PC security and management products and services and most of our remaining development engineers are currently working on our contextual e-commerce and advertising services. Before we develop new or improved products, we work with our subscribers to understand current problems and emerging requirements to assist our development process. Our engineers then seek to design and implement appropriate changes or additions to our applications or product knowledge engines and databases.

     We expended $6.9 million in 1999, $2.7 million in 1998 and $326,000 in 1997 on research and development.

COMPETITION

     In the anti-virus software market, we compete primarily against Symantec and Trend Micro Systems, who offer software licenses to anti-virus software products, including boxed products sold through retail store channels. In the hosted PC security and management products and services market, we compete primarily against existing PC utility vendors such as Symantec and Trend Micro Systems. In particular, Symantec has an online anti-virus service and Trend Micro Systems offers an online hosted anti-virus service. In the future, we may also compete against PC and system vendors such as Dell, Compaq, IBM, Gateway and Intel looking to provide a higher level of support and service to their customers. In particular, Dell has announced an online customer support initiative including online PC management services. Operating system and application vendors such as Microsoft provide or plan on providing hosted services to better manage Windows-based PCs. Online PC content sites such as CNET and ZDNet provide or have announced their intention to provide hosted services to enhance their web sites. We are also aware of smaller entrepreneurial companies that are focusing significant resources on developing and marketing these services to consumers.

     In addition, Network Associates currently competes with our hosted products and services, and may continue to compete with us in the future. Network Associates offers products through traditional non online distribution channels, such as retail stores. These products include McAfee VirusScan and McAfee Office, a suite of products which incorporate a number of the features included in our online products and services.

     In the e-commerce and advertising markets, we compete on the basis of number of visitors, product line depth, time spent at the site and return visits. We compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. In addition, we compete with online comparative shopping services provided by sites like Yahoo!, Excite and Amazon.com.

     We believe that the principal competitive factors in attracting visitors to our web site and converting them into paying subscribers and product purchasers are:

     - market acceptance of delivery of PC security and management services via the Internet;

     - brand recognition and reputation for providing trusted products and services;

     - the level of security of the products and services provided;

     - price;

     - the level of quality of the products and services provided;

     - convenience and breadth of products and service offered;

     - the quality and market acceptance of new enhancements to our current services and features; and

     - strategic arrangements with third parties.

INTELLECTUAL PROPERTY

     We regard substantial elements of our web site and the underlying technology as proprietary. We own the technology underlying our Personal Firewall. We also own three pending patent applications related to our method of delivering software applications online. Because we own these rights, rather than licensing them from Network Associates, we can assert them independently of Network Associates to protect our technology. We will also be the sole owners of patent rights in any inventions developed by our employees. Other than the firewall technology and these patents, we do not own much of the core technology or intellectual property underlying our current products and our currently planned products. We currently license copyrights, patents and trademarks from Network Associates under a license agreement. The license agreement:

     - restricts our use of the licensed technology to providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to OEMs for sale to individual consumers;

     - allows Network Associates to continue to sell "shrink-wrapped" boxed products incorporating the licensed technology through non-online distribution channels, such as retail stores;

     - prevents us from offering non-Network Associates based products if Network Associates offers a competitive product;

     - grants to Network Associates a license to all derivative works that we create based on the technology that we license from Network Associates;

     - does not enable us to independently enforce Network Associates' intellectual property rights in the licensed technology against third parties; and

     - allows Network Associates to terminate the license if we fail to cure any material breach of the license within 30 days after being notified by Network Associates of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination.

     We rely to a significant extent on Network Associates to protect the technology that it licenses to us through a combination of patent, trademark, trade secret and copyright law and contractual restrictions. Network Associates has been, currently is and in the future may be subject to litigation regarding the technology licensed to us. Adverse determinations in that litigation could result in the loss of Network Associates', and as a result our, intellectual property rights, which could prevent us from selling our products.

In addition, we could be subject to significant liabilities or Network Associates and/or we could be required to seek licenses from third parties. See "Risks Related to Our Relationship with Network Associates -- We do not own much of the core technology and intellectual property underlying our current products and our currently planned products."

     Legal standards relating to the validity, enforceability and scope of protection of some proprietary rights in Internet-related businesses are uncertain and still evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial expenses and diversion of resources and management attention. Furthermore, other parties may assert infringement claims against us or Network Associates. These claims and any resulting litigation, should it occur, might subject us to significant liability for damages or an injunction against marketing our products, and, even if not meritorious, might result in substantial expenses and diversion of resources and management attention. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of intellectual property claims known prior to the consummation of our initial public offering on December 2, 1999.

ACQUISITIONS

     The Internet industry has experienced, and we believe will continue to experience, significant consolidation. As part of our growth strategy, we may acquire complementary companies and technologies from time to time.

     On February 15, 2000, we completed the acquisition of Signal 9 Solutions Canada Inc., our first acquisition, for approximately $18 million, paid in cash and our Class A Common Stock. We have since incorporated Signal 9's products, ConSeal Private Desktop and ConSeal PC Firewall into our McAfee Personal Firewall service.

     See "Risk Factors -- We face risks associated with past and future acquisitions" for a description of the risks associated with acquisitions.

EMPLOYEES

     As of December 31, 1999, we had 103 employees and 20 contractors. Of this total, 18 were in web technology, 64 were in research and development, 31 were in sales and marketing and 10 were in finance and administration. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel are bound by employment agreements. Competition for qualified personnel in our industry and in the San Francisco Bay Area is intense. We may be unsuccessful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                                  RISK FACTORS

     Investing in our common stock involves a high degree of risk. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR RELATIONSHIP WITH NETWORK ASSOCIATES

     We are currently a majority-owned subsidiary of Network Associates. We were incorporated in December 1998 and effective January 1, 1999, Network Associates contributed the assets of its consumer e-commerce business to us.

WE DO NOT OWN MUCH OF THE CORE TECHNOLOGY AND INTELLECTUAL PROPERTY UNDERLYING OUR CURRENT PRODUCTS AND OUR CURRENTLY PLANNED PRODUCTS

     Much of the core technology and intellectual property underlying our current products and our currently planned products is licensed to us by Network Associates under a license agreement. This license agreement has a perpetual term subject to specific termination provisions contained in the agreement. This license agreement:

     - restricts our use of the licensed technology to providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

     - allows Network Associates to continue to sell "shrink-wrapped" boxed products incorporating the licensed technology through non-online distribution channels, such as retail stores;

     - prevents us from offering products from companies other than Network Associates if Network Associates offers a competitive product;

     - grants to Network Associates a license to all technology that we create based on the copyrights that we license from Network Associates;

     - does not enable us to independently enforce Network Associates' intellectual property rights in the licensed technology against third parties; and

     - allows Network Associates to terminate the cross license if we fail to cure any material breach of the cross license within 30 days after being notified by Network Associates of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination.

     See "Related Party Transactions -- Intercompany Agreements -- License Agreement."

     Despite precautions that we and Network Associates may take, third parties could copy or otherwise obtain or use the proprietary information without authorization or develop similar technology independently. If Network Associates fails to adequately and timely protect the technology it licenses to us, our business may be adversely affected.

OUR AGREEMENTS WITH NETWORK ASSOCIATES ARE NOT THE RESULT OF ARM'S LENGTH NEGOTIATIONS AND AS A RESULT THE AGREEMENTS MAY BE LESS FAVORABLE TO US THAN IF THE AGREEMENTS WERE NEGOTIATED AT ARM'S LENGTH

     Our agreements with Network Associates were negotiated when we were a wholly-owned subsidiary of Network Associates and one of our two directors at that time was a director and the chief executive officer of Network Associates. In addition, Srivats Sampath, our president and the other director at the time, was employed by Network Associates prior to joining McAfee.com in December 1998.

WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AVAILABLE TO US BECAUSE OF OUR RELATIONSHIP WITH NETWORK ASSOCIATES

     We do not currently have a policy in place with Network Associates to govern the pursuit or allocation of business opportunities between the two companies, except to the extent the license agreement restricts each party from selling licensed products in specified markets or prevents us from offering products based on technology competitive with that provided to us by Network Associates under the license agreement. Our ability to take advantage of a specific business opportunity may be affected by Network Associates' representation on our board of directors, its voting control over us and our comparatively limited resources. As a result, we may be unable to successfully pursue business opportunities available to both Network Associates and us.

OUR HOSTED PRODUCTS AND SERVICES CURRENTLY COMPETE WITH SOME OF NETWORK ASSOCIATES' EXISTING PRODUCTS AND MAY COMPETE WITH FUTURE NETWORK ASSOCIATES' PRODUCTS AND SERVICES, WHICH WOULD SIGNIFICANTLY LIMIT OUR BUSINESS OPPORTUNITIES

     Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products which incorporates a number of the features included in our online products and services. We compete with these Network Associates products based on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates may also provide hosted online products and services to business users. Our license agreement with Network Associates restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology which enables us to provide hosted products and services. As a result, absent Network Associates' consent, we are unable to pursue business customers for our online products and services and we may experience customer confusion, each of which would harm our business or limit our business opportunities.

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

     Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of December 31, 1999, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 94% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

     - elect our entire board of directors and, as a result, control matters requiring board approval, subject to Network Associates' contractual obligation to vote in favor of at least two independent directors or at least a majority of independent directors if a change of control of Network Associates takes place that is not approved by the Network Associates continuing directors;

     - control matters submitted to a stockholder vote, including mergers and consolidations with third parties and the sale of all or substantially all of our assets; and

     - otherwise control or influence the business direction and policies of McAfee.com.

     In light of its voting control and board influence, Network Associates will have significant influence over matters requiring approval of our board of directors and stockholders. Two of our current board members are affiliated with Network Associates. William Larson is Network Associates' chief executive officer and Prabhat

Goyal is Network Associates' chief financial officer. Our business could be adversely affected if these directors act in favor of Network Associates' interests over ours while on our board of directors.

     Network Associates' voting control and board influence may have the effect of discouraging many types of transactions involving a change of control, including transactions in which the holders of Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, we have elected not to be subject to Section 203 of the Delaware General Corporation Law, which would otherwise provide certain restrictions on "business combinations" between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and in certain cases by our stockholders. As a result, for example, as long as Network Associates owns more than 50% of the outstanding common stock, Network Associates could effect a change in control of McAfee.com through sales of its shares without our other stockholders having an opportunity to participate in the transaction.

BECAUSE NETWORK ASSOCIATES CONSOLIDATES OUR OPERATING RESULTS WITH ITS OWN, IT MAY ATTEMPT TO RESTRICT OUR EXPENDITURES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS IN THE LONG TERM

     As long as Network Associates owns common stock having at least a majority of our voting power, it will continue to consolidate our operating results with its own for accounting purposes. Our business strategy will require us to incur large expenses resulting in significant losses as we attempt to establish our brand by increasing our marketing efforts and establishing strategic relationships. Incurring large expenses for these purposes may conflict with Network Associates' interests in maximizing its net earnings, and Network Associates may attempt to influence our expenditures in a manner that limits our losses in the short term but may not be in our best interests in the long term.

WE RELY ON NETWORK ASSOCIATES TO ADEQUATELY PROTECT AND DEFEND OUR LICENSED TECHNOLOGY AND INTELLECTUAL PROPERTY AND ANY FAILURE BY NETWORK ASSOCIATES TO DO SO COULD ADVERSELY AFFECT OUR BUSINESS

     We rely on Network Associates to protect the technology and intellectual property that it licenses to us through a combination of patent, trademark, trade secret and copyright law and contractual restrictions. Despite Network Associates' precautionary measures, third parties could copy or otherwise obtain or use the licensed technology and intellectual property without authorization. Our license agreement with Network Associates does not permit us to take independent legal action against third parties to enforce Network Associates' in the future may be, subject to litigation related to the technology licensed to us. Adverse determinations in that litigation could:

     - result in the loss of Network Associates', and as a result our, proprietary rights, which could prevent us from selling our products;

     - subject us to significant liabilities; or

     - require Network Associates and/or us to seek licenses from third parties.

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

     Symantec, Hilgraeve and Trend Micro have each filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. Network Associates recently reached a settlement with Symantec. See "Legal Proceedings" for a description of these actions. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

BECAUSE WE LICENSE OUR ANTI-VIRUS AND OTHER TECHNOLOGY FROM NETWORK ASSOCIATES, OUR ABILITY TO COMPETE IN OUR MARKETS DEPENDS IN PART ON THE SUCCESS OF NETWORK ASSOCIATES' RESEARCH AND DEVELOPMENT

     Under our license agreement with Network Associates, Network Associates licenses to us all future improvements based on the licensed technologies. Our research and development efforts will initially focus on adapting the licensed technology for sales of products and services over the Internet. Specifically, we do not plan to undertake independent research and development efforts relating to the anti-virus technology licensed from Network Associates but instead plan to rely on future improvements developed by Network Associates. As a result, our ability to introduce additional or enhanced anti-virus products is directly impacted by the success of Network Associates' related research and development efforts. If Network Associates does not commit sufficient resources to these efforts, or if its efforts are unsuccessful or untimely, the quality of our anti-virus products would suffer and we would be required to commit significant resources to our own research and development efforts. If we are required to do so, our ability to maintain any technological leadership currently provided by Network Associates would be severely constrained by our relatively limited capital resources, engineering capabilities and other resources necessary to timely develop and introduce additional or enhanced anti-virus products. This would significantly harm our competitive position and business.

     We expect to rely on Network Associates' ongoing research and development efforts to keep our anti-virus products up-to-date. Accordingly, we will not control whether these products will:

     - continue to recognize and eliminate new computer viruses;

     - incorrectly report the presence or absence of computer viruses;

     - incorporate leading-edge technology; or

     - be adequately protected from infringement by third parties or infringe upon the intellectual property rights of third parties.

BECAUSE WE SHARE THE MCAFEE BRAND WITH NETWORK ASSOCIATES, ITS ACTIVITIES RELATED TO ITS MCAFEE-BRANDED PRODUCTS COULD HARM OUR BRAND AND OUR COMPETITIVE POSITION

     The value of our McAfee.com brand is closely linked to the reputation of Network Associates' McAfee-branded software, such as VirusScan. Network Associates owns the McAfee trademark and will continue to maintain the right to control the sale of McAfee and other Network Associates-branded "shrink-wrapped" boxed software into non-online and corporate enterprise channels. Our McAfee.com brand and competitive position could be harmed by:

     - publicity surrounding inadequate levels of consumer support for, or poor performance of, Network Associates' McAfee-branded products, particularly McAfee VirusScan; and

     - customer confusion related to Network Associates' continued sale of McAfee-branded products in non-online and corporate enterprise channels.

     The McAfee.com web site address, or domain name, and the McAfee trademark are important to our business and are licensed to us by Network Associates. If we were to lose the McAfee.com domain name or the use of this trademark, our business would be harmed, and we would need to devote substantial resources towards developing an independent brand identity.

WE RELY ON NETWORK ASSOCIATES TO PROVIDE CRITICAL SERVICES TO US, AND FAILURE ON ITS PART TO EFFECTIVELY DO SO COULD ADVERSELY AFFECT OUR BUSINESS

     We currently rely on Network Associates for some cash management functions, tax and payroll administration, insurance, employee benefits administration and other services. We have entered into a services agreement with Network Associates for the continued provision of these services. Until otherwise terminated, this agreement will continue in effect through the end of December 2000 with automatic one-year renewal periods following this date. This agreement was not the result of arm's length negotiation since we were a wholly-owned subsidiary of Network Associates at the time we negotiated and entered into the agreement. As a result, the agreement may be less favorable to us than if it was negotiated at arm's length. If this agreement is terminated or if Network Associates fails to satisfactorily provide these services, we would be required to provide these services internally or find a third-party provider of these services. Any services we choose to provide internally may not be as cost-effective as those that Network Associates is currently providing, particularly in light of our lack of experience as an independent organization. If we are required to obtain these services from a third party, we may be unable to do so in a timely, efficient and cost effective manner, or the services we receive may be inferior to those that Network Associates is currently providing.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FURTHER LOSSES

     As of December 31, 1999, we had aggregate net losses of approximately $33.2 million. Our net losses as a percentage of net revenue were 114% in 1999, 32% in 1998 and 60% in 1997. We expect to continue to incur significant net operating losses for the foreseeable future. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses will increase significantly during the next several years, as we incur additional expenses related to:

     - development, marketing and promotion of products and services;

     - development of our web site and related infrastructure;

     - development and maintenance of strategic relationships; and

     - increased employee headcount.

     With the addition of these operating expenses, we will need to generate significant additional revenues to achieve profitability.

OUR APPLICATIONS SERVICE PROVIDER BUSINESS MODEL IS UNPROVEN, AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR HOSTED APPLICATIONS

     Historically, substantially all of our revenue has come from software sales through our web site and other online resellers, such as Beyond.com. Our current strategy is to expand upon this base and broaden our role as an applications service provider, or ASP, providing consumers with online access to PC security and management software applications hosted on our servers. Under this ASP model, consumers "rent versus buy" our software, which means PC users purchase a license to use the software hosted on our servers for a limited duration of time with all version updates included, as opposed to purchasing a single version of traditional software with perpetual access to only one version. We believe we are among the first consumer focused ASPs, and this concept may not achieve acceptance in the market. We began providing our application services online in October 1998 when we updated Oil Change and introduced it as our initial online subscription service following the acquisition of CyberMedia, Inc. by Network Associates. In April 1999, we significantly redesigned our web site and introduced our McAfee Clinic hosted services. To build awareness and demand for our hosted products and services, we offered our McAfee Clinic and other products and services for free prior to September 2, 1999, when we began charging a subscription fee for McAfee Clinic. Consumer acceptance of our hosted products and services is highly uncertain and subject to a number of potential factors, including:

     - consumers' reluctance to pay a subscription fee for our hosted services which were offered for free prior to September 2, 1999;

     - consumers' reluctance to change their software purchasing behavior in favor of services hosted on our servers;

     - consumer concerns regarding the effectiveness of hosted PC products and services compared with software that is entirely on a user's PC;

     - unwillingness by consumers to incur ongoing subscription fees for hosted products and services previously offered for free;

     - consumer concerns about whether the Internet is fast and reliable enough to deliver critical PC security and management functions effectively; and

     - our ability to properly price our products and services to generate the greatest revenue potential.

     Our online services are designed to protect consumer privacy by ensuring that all PC scans are done locally at the PC, all information about the user's PC is transmitted to us anonymously and no scanned data is stored by us. However, consumers' misconceptions about this process could prevent our ASP model from achieving market acceptance.

ANY FAILURE TO SUCCESSFULLY EXPAND OUR CONTEXTUAL E-COMMERCE SERVICES COULD LIMIT OUR POTENTIAL GROWTH

     We plan to expand our contextual e-commerce services, in which we provide product recommendations based on a customer's particular PC, attached hardware, such as printers and monitors, internal peripheral devices, such as hard drives and graphics cards, and software, such as Windows 95 and Quicken. The success of our contextual e-commerce services requires that we continue to properly scan the user's PC system and identify the PC configuration. In addition, we will be unable to successfully complete the rollout of our contextual e-commerce services unless we take the following actions:

     Obtain Relevant Content. For our recommendations to be accurate, we must successfully obtain and maintain:

     - relationships with vendors, such as hardware and software distributors, who agree to have their products included in our database of products were commend to consumers for purchase;

     - interoperability information to ensure that our recommended products are compatible with the consumer's PC system configuration; and

     - relationships with third party providers of information, such as product reviews and ratings, about the products included in our contextual product database.

     To date we have secured only a limited amount of the content needed to successfully provide our contextual e-commerce services. To obtain this content, particularly online product information, product reviews and interoperability information, we may have to pay fees or enter into revenue-sharing agreements. We may not be successful in our efforts to enter into mutually satisfactory revenue-sharing arrangements with content providers.

     Establish Revenue-Generating Arrangements with Vendors. We must successfully negotiate revenue generating arrangements with our vendors. Potential revenue-generating arrangements with our vendors may include:

     - a referral fee or a share in the product revenue based on the type and value of products purchased as a result of our product recommendation;

     - guaranteed minimum payments paid by participating vendors in exchange for their inclusion in our contextual product database, perhaps on an exclusive basis depending on the product;

     - slotting fees paid by vendors to ensure that their products receive preferential listing in our list of recommended products; and

     - licenses of our technology to third parties with whom we have strategic relationships in exchange for license fees or revenue sharing.

     We may be unable to establish and maintain mutually satisfactory revenue generating arrangements. E-commerce is a relatively new concept and our ability to enter into these arrangements and their success is dependent on the degree to which e-commerce is broadly adopted by consumers.

     Establish Consumer Trust and Generate Related Revenue. We must establish consumer trust and generate related revenue through our contextual e-commerce services. To do so, we must successfully and consistently recommend a broad selection of high-quality and reliable products at competitive prices. In addition, for us to generate revenue through our contextual e-commerce services, consumers must purchase the products recommended by our service. We believe that a significant number of consumers will use our service to gather product recommendations and information and purchase products from sources with whom we do not have revenue sharing relationships, such as traditional retail channels or third-party online sources. If our vendors offer low-quality or unreliable products or do not properly distribute and support their products, consumers could lose trust in us. Consumers could also lose trust in us as a result of our only recommending the products of vendors who have separately agreed to be included in our database or giving priority to those vendors who have paid us a slotting fee for preferential treatment.

WE RECENTLY INTRODUCED CONTEXTUAL ADVERTISING, AND THE FAILURE OF THIS SERVICE COULD ADVERSELY AFFECT OUR BUSINESS

     Contextual advertising is based on selling advertising targeted to consumers based on their PC configuration, attached peripherals and software. We will be unable to successfully establish and maintain our contextual advertising product unless we take the following actions:

     Provide Proper System Scanning. Our scanning software must accurately scan the user's PC system in order to provide relevant targeted advertisements.

     Obtain Advertisers Willing to Pay a Premium for Targeted
Advertisements. The market for contextual advertising is still developing and advertisers may be unwilling to utilize contextual advertising or pay a premium for this product. Our ability to charge higher rates for contextual advertising is subject to a number of factors including the number and demographics of the users of our web site, the amount of time users spend on our web site and the degree to which users of our web site purchase the advertised products.

ANY FAILURE ON OUR PART TO DEVELOP, MAINTAIN AND ENHANCE STRATEGIC RELATIONSHIPS WILL LIMIT OUR ABILITY TO EXPAND OUR DISTRIBUTION AND GROW OUR BUSINESS

     Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. Our current agreement with Beyond.com, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site, expires on June 30, 2000. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the year ended December 31, 1999, approximately 38% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

OUR MANAGEMENT TEAM WAS ONLY RECENTLY FORMED, AND OUR SUCCESS DEPENDS UPON THEIR ABILITY TO WORK EFFECTIVELY TOGETHER AND OUR ABILITY TO RETAIN THEM

     Because our senior management currently consists of individuals who have worked together for a relatively short period of time, our management may be unable to work together effectively. We are substantially dependent on the continued services of our senior management, including Srivats Sampath, our chief executive officer, and Evan Collins, our chief financial officer, as well as key technical and engineering personnel. We do not have employment agreements with any of our senior management or key personnel and we do not maintain any "key person" life insurance policies. In December 1999, our vice president of marketing left the company and the position remains open. If our management team fails to work together effectively, or if we lose the services of any other members of senior management or key personnel, our business could be harmed.

OUR FAILURE TO HIRE AND RETAIN KEY MANAGEMENT PERSONNEL AND OTHER QUALIFIED INDIVIDUALS COULD HARM OUR BUSINESS

     In addition to retaining and motivating our current management and technical employees, we must attract and train new employees in key areas of our company, including marketing and sales, research and development and web information technologies functions. We may be unable to successfully attract, train, retain and motivate key management personnel and other highly skilled technical, sales and marketing and customer support personnel. Competition for these individuals is intense, especially in the San Francisco Bay Area. If we fail to either retain our current employees, or fail to attract and train new employees, our business could be harmed.

OUR INABILITY TO EFFECTIVELY MANAGE OUR WEB SITE TRAFFIC AND INFORMATION TECHNOLOGY INFRASTRUCTURE COULD HARM OUR BUSINESS

     We have experienced significant growth and fluctuations in traffic to our web site. To meet increased traffic demands and potential future traffic increases, we recently expanded our information technology, or IT, infrastructure and continue to add additional infrastructure based on our anticipated requirements.

     We have experienced significant temporary increases in traffic to our web site in response to particular events, such as the Melissa and Chernobyl computer virus outbreaks in the first half of 1999, each of which approximately tripled our then average daily web site traffic. To respond to sudden traffic increases, we must expand and maintain the capacity of our IT infrastructure. If we are unable to effectively expand our IT infrastructure to accommodate traffic increases, consumers may experience difficulties in accessing our web site or in downloading products and information from our web site. This could materially harm our business.

     The impact of traffic increases would likely be most severe during unanticipated events such as virus outbreaks. Currently, our web site infrastructure supporting our web site operates at approximately 17% capacity based on average daily traffic levels. These capacity estimates are based on measuring existing web site traffic against the bandwidth specifications of our installed hardware.

     Currently, Beyond.com provides electronic distribution for software products sold on our web site. If we were to elect to provide our own electronic distribution of these products and the related updates and upgrades, we would need to increase our IT infrastructure.

WE RELY ON BEYOND.COM FOR SOFTWARE LICENSE SALES AND PRODUCT FULFILLMENT, AND ANY FAILURE BY BEYOND.COM TO PERFORM THIS SERVICE EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS

     During the year ended December 31, 1999, approximately 38% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. We have agreed that Beyond.com has the exclusive right to resell traditional software licenses for our products on our web site until June 30, 2000. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS THAT COULD CAUSE OUR STOCK PRICE TO FLUCTUATE

     We expect that our quarterly and long-term revenues and operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control.

     We plan to significantly increase our operating expenses to expand our marketing and sales activities and expand our operating infrastructure. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly and long-term operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

     In prior periods, our net revenue and operating results have fluctuated on a quarterly basis. For example, during the year ended December 31, 1999, we recorded approximately 34% of our total net revenue in the three months ended December 31, 1999, approximately 28% in the three months ended September 30, 1999, approximately 24% in the three months ended June 30, 1999 and approximately 14% in the three months ended March 31, 1999. During the year ended December 31, 1998, we recorded approximately 32% in the three months ended December 31, 1998, approximately 27% in the three months ended September 30, 1998, approximately 24% in the three months ended June 30, 1998 and approximately 17% of our total net revenue in the three months ended March 30, 1998.

     It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop. The primary factors that may affect our quarterly and long-term revenues and operating results include the following:

     - the number of visitors to our web site, the proportion of visitors that become registered users, the proportion of registered users that convert to paying online subscribers and the rate at which they renew their subscriptions;

     - seasonality, such as during summer months, when Internet usage is typically lower;

     - the number of visitors to our web site who purchase products offered through our web site and the mix of products purchased;

     - the amount and timing of our operating expenses and capital expenditures;

     - the percentage of revenue which is deferred, which may fluctuate based on the change in product mix and/or pricing; and

     - costs related to potential acquisitions of businesses or technologies.

BECAUSE OUR HISTORICAL FINANCIAL STATEMENTS ARE DERIVED FROM NETWORK ASSOCIATES' HISTORIC FINANCIAL RESULTS PRIOR TO THE TIME WE ADOPTED OUR CURRENT BUSINESS MODEL, THEY MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE

     Our financial statements are derived from the historic books and records of Network Associates. Furthermore, although historically substantially all of our revenues have come from traditional software sales, our current strategy is to expand our role as an ASP, providing consumers with online access to software applications hosted on our servers. For these reasons, we do not believe that our historical operating results are representative of our business model going forward. As a result, you should not rely on comparisons of our historical operating results as an indicator of our future performance.

THE GROWTH OF OUR NET REVENUE DEPENDS TO A SIGNIFICANT EXTENT UPON THE CONTINUED DEMAND FOR OUR ANTI-VIRUS PRODUCTS AND SERVICES

     We believe that to date a significant portion of the traffic to our web site has been generated by consumer demand for our anti-virus products and services. A decline in the demand for, or the price that consumers are willing to pay for, our anti-virus products and services as a result of competition, an erosion of brand loyalty, perceived degradation in product quality, technological changes, the bundling by third parties of anti-virus functionality into their products or services or other factors would harm our business and operating results. We license the technology underlying our anti-virus products and services from Network Associates and we are therefore dependent on the continued quality and availability of Network Associates' anti-virus technology.

COMPETITION FROM OTHER VENDORS MAY RENDER OUR PRODUCTS OBSOLETE OR LEAD TO REDUCED SALES OF OUR PRODUCTS OR REDUCED MARKET SHARE

     Vendors of hardware and of operating system software or other software, such as e-mail software, may enhance their products or bundle separate products to include PC security and management software similar to our products. This competition from vendors and their widespread inclusion of products that perform some of the same or similar functions as our products within computer hardware or other software, such as those offered by our current competitors Dell and Microsoft, could render our products duplicative or obsolete and result in reduced sales and market share. Even if these incorporated products are inferior or more limited than our products, consumers may nevertheless believe that the incorporated products eliminate the need to purchase our products separately. If we are unable, either directly or indirectly through Network Associates, to develop new PC security and management products to further enhance operating systems or other software and to successfully replace any obsolete products, our business would suffer.

IF OUR PRODUCTS AND SERVICES ARE NOT EFFECTIVE, OUR REPUTATION AND BUSINESS MAY BE HARMED AND CONSUMERS MAY MAKE PRODUCT LIABILITY CLAIMS AGAINST US

     Our PC security and management software products and services are used to protect and manage PCs. If these products and services are not effective, our reputation will be harmed and demand for our products and services could decrease, which would materially adversely affect our business. As a result, we could face potential product liability and related claims. Our anti-virus products and services may fail to effectively detect and respond to existing or newly developed computer viruses. In addition, our anti-virus technology may cause a "false alarm" by detecting viruses that do not actually exist. Our PC management services may not perform effectively, causing a consumer to accidentally lose or delete a file and other data. Any of the foregoing events could harm our reputation and our business and could lead to claims against us. This risk is especially acute for anti-virus software because of the rate at which new viruses are introduced, the challenges involved in widely distributing software updates before customers have been infected by new viruses, and the severity of the harm that consumers may suffer as a result of viruses. Because we license the technology underlying our anti-virus products and services from Network Associates, the quality of these products and services depends on Network Associates' research and development efforts. We seek to limit our exposure to potential product liability claims through limitation of liability provisions in our electronic and shrink wrap licenses and through disclaimers. However, these measures, particularly those involving unsigned licenses, may not be effective under the laws of some jurisdictions.

IF MICROSOFT TECHNOLOGY FAILS TO MAINTAIN ITS MARKET SHARE OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Currently, our online services are designed exclusively for PCs running Microsoft's Windows 95, Windows 98, Windows 2000 and Windows NT operating systems. For our web browser interface, we utilize Microsoft's Internet Explorer technology, which has achieved a market share of approximately 60% among home PC users according to Gartner Group, an industry research firm. We do not support Netscape browser technology except through use of specialized software, commonly referred to as "plug-ins," that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft's Internet Explorer must reside on the user's PC. If Microsoft's technology fails to continue to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND TO COMPETE WE MUST CONTINUALLY ADAPT TO THESE CHANGES AND INTRODUCE NEW PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE

     The market for Internet products and services is subject to rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our web site. These efforts may require us to internally develop increasingly complex technologies or license them from either Network Associates or other parties. Developing and integrating new products, services or technologies into our web site could be expensive and time-consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively on a timely basis, we may be unable to continue to attract new users or to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or to do so, we may incur substantial expenses. We must also work with strategic relationships to expand and enhance the content on our web site.

COMPETITION FROM OTHER COMPANIES THAT OFFER PC SECURITY AND MANAGEMENT SERVICES COULD REDUCE OUR NET REVENUE AND MARKET SHARE

     A large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of online revenue. The market for PC security and management products is intensely competitive and we expect competition to increase in the near-term. Competitive factors affecting our market include:

     - relatively low barriers to entry, allowing current and new competitors to launch new Internet sites at a relatively low cost using commercially available software;

     - the ability of some of our present and future competitors to offer their products and services for free;

     - new technologies that may increase competitive pressures by enabling our competitors to offer lower-cost services; and

     - web-based applications that direct Internet traffic to web sites and users to computer management services that compete with ours.

     Increased competition could result in price reductions, diminished market share and loss of subscribers, which could materially harm our business. We believe that competition for consumers of PC security and management services will continue to increase as the Internet grows as a commercial medium and as consumer ownership of PCs and other Internet access devices becomes more widespread. To respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business.

     In the market for anti-virus software products, we compete primarily against Symantec and Trend Micro Systems, which offer software licenses to anti-virus software products, including boxed products sold through retail store channels. In the market for hosted PC security and management solutions, we also compete primarily against Symantec and Trend Micro Systems, as well as other PC utility vendors. In particular, Symantec and Trend Micro Systems both offer online anti-virus services. In the future, we may also compete against PC and system vendors such as Dell, Compaq, IBM, Gateway and Intel that may seek to provide a higher level of support and service to their customers. In particular, Dell has announced an online customer support initiative that includes online PC management services. Operating system and application vendors such as Microsoft provide or plan to provide hosted services to better manage Windows-based PCs. Online PC content sites such as CNET and ZDNet provide or have announced their intention to provide hosted services to enhance their web sites. We are also aware of smaller entrepreneurial companies that are focusing significant resources on developing and marketing these services to consumers.

     In the market for e-commerce and advertising, we compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. We also compete with online comparative shopping services provided by Internet sites such as Yahoo!, Amazon.com and Excite.

     Some current and many potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online computer management services may be acquired by, receive investments from or enter into commercial relationships with larger, more established and better financed companies. As a result, some of our competitors may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than we are able to provide. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand.

OUR INTENDED EXPANSION INTO INTERNATIONAL MARKETS COULD EXPOSE US TO RELATED RISKS THAT COULD HARM OUR BUSINESS

     We currently are expanding our operations outside the United States. To expand our business, we intend to continue to develop subscriber relationships with users outside of the United States. Expansion of our business to international consumers poses significant challenges, including the creation of non-English language versions of our web site. Conducting business outside of the United States is subject to additional risks, including:

     - difficulties related to online payment processing, including foreign currency issues and transacting with consumers who do not have credit cards;

     - currency fluctuations;

     - the burden of complying with foreign laws, including evolving privacy laws of Europe, which may include restrictions on e-mail marketing;

     - difficulties in securing an international provider of fulfillment services for shrink-wrapped software; and

     - political or economic instability or constraints on international trade.

     Any of the foregoing factors could adversely affect our future international operations, and as a result, harm our business and financial results.

WE MAY FACE LIABILITY RELATING TO CONTENT ON, OR PRODUCTS AND SERVICES SOLD FROM, OUR WEB SITE

     Our web site provides third-party content and links to other web sites. We could be exposed to claims related to copyright or trademark infringement, errors or omissions or other wrongful acts by the third parties whose content we provide or whose web sites are linked with ours. We enter into agreements with purchase of products or services through direct or indirect links to or from our web site. These arrangements may expose us to additional legal risks and uncertainties, including government regulation and potential liabilities to consumers of these products and services, even if we do not provide the products and services ourselves.

IF WE ARE UNSUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, WE MAY BE UNABLE TO PREVENT THIRD PARTIES FROM USING THESE RIGHTS AND WE MAY LOSE THESE RIGHTS OR BE REQUIRED TO PAY DAMAGES OR ROYALTIES

     We regard substantial elements of our web site and the underlying technology as proprietary. Despite our precautionary measures and those of Network Associates, it is possible that third parties could copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently, and the intellectual property laws on which we rely may be ineffective in preventing such unauthorized copying or use.

     Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with our use of the trademark that we use. The McAfee.com web site address, or domain name, and the McAfee trademark are important to our business and are licensed to us by Network Associates. If we were to lose the McAfee.com domain name or the use of this trademark, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

     From time to time, third parties may claim that our products and services infringe upon their rights. These claims might require us to pay damages or royalties. Any infringement claims, with or without merit, could lead to costly litigation that could absorb significant management time and require substantial expenses.

     Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

WE COULD FACE CLAIMS BY OUR CUSTOMERS FOR INVASION OF PRIVACY

     We collect and use data from our customers to process their orders for our services as well as in the operation of our services. This creates the potential for claims to be made against us based on invasion of privacy or other legal theories. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

OUR NET REVENUE WOULD BE HARMED IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD

     A failure to adequately control fraudulent credit card transactions could harm our net revenue and operating results because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW AND OUR RELATIONSHIP WITH NETWORK ASSOCIATES MAY DISCOURAGE TAKEOVER ATTEMPTS

     Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we will have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of December 31, 1999, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR BUSINESS OBJECTIVES, AND IF SUCH FINANCING IS UNAVAILABLE, OUR BUSINESS COULD BE HARMED AND OUR PLANNED EXPANSION COULD BE LIMITED

     We may need to obtain additional financing to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be required to lower our operating expenses by scaling back our operations, such as reducing our marketing and research and development expenditures.

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

     The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our stock is likely to be highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS

     On February 15, 2000 we completed the acquisition of Signal 9, our first acquisition. As part of our growth strategy, we may acquire additional complementary companies, products and technologies. These acquisitions involve a number of risks and we may not realize the expected benefits of these transactions.

     The integration of these transactions involves a complex, time consuming and expensive process. Prior to any acquisition, each company has its own business, culture, clients, employees and systems. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate Signal 9 and other acquired companies, we must, among other things, successfully:

     - attract and retain key management and other personnel;

     - integrate the acquired products into our suite of product offerings both from an engineering and a sales and marketing perspective;

     - integrate and support preexisting supplier, distribution and customer relationships;

     - coordinate research and development efforts;

     - integrate sales forces; and

     - consolidate duplicate facilities.

     The difficulties of integrating an acquired company may be made worse by the geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined. Successful acquisitions may be more difficult to accomplish in the high technology industry than in other industries, and will require the dedication of our management resources. Management's focus on the integration of operations may distract attention from our day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition. If we cannot successfully integrate any acquisition, our business could suffer.

     Our available cash and our securities may be used to buy companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we acquire a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT.

     In connection with our recent acquisition of Signal 9 accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

INTERNET INDUSTRY RISKS

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW AND RELIABLY SUPPORT THE DEMANDS PLACED ON IT BY ELECTRONIC COMMERCE, OUR MARKET AND ABILITY TO ATTRACT NEW SUBSCRIBERS TO OUR SERVICES WILL BE HARMED AND WE MAY EXPERIENCE LOSS OF SALES

     Our success depends upon continued growth in the use of the Internet as a medium of commerce. If the Internet develops more slowly than we expect as a medium of commerce, our business may be seriously harmed. Broad acceptance and adoption of the Internet by consumers and businesses for our online PC products and services will only occur if the Internet provides them with more efficient and cost effective methods of obtaining the products and services offered by McAfee.com.

GOVERNMENT LEGISLATION AND REGULATION OF THE INTERNET MAY LIMIT THE GROWTH OF OUR BUSINESS AND OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES

     A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including online content, user privacy, direct mail marketing, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the usage and demand for our services or materially increase our cost of doing business.

     Some local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for our services or materially increase our cost of doing business.

     A number of European countries have enacted laws restricting the marketing of products and services using e-mail. These restrictions could hinder or restrict the sales and marketing of our products and services in Europe. If similar restrictions were also adopted in the United States or other countries, our business would be materially harmed.

CURRENT AND FUTURE LEGISLATION COULD LIMIT OUR ABILITY TO EXPAND OUR CONTEXTUAL E-COMMERCE SERVICES

     Legislation has recently been enacted in several states restricting the sending of unsolicited commercial e-mail. The federal government and several other states are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited e-mails include "opt-out" instructions and that senders of such e-mails honor any "opt-out" requests.

     In addition, the European Union's Directive on Data Protection, adopted in 1998, requires that the electronic transfer of personal data take place only to non-EU countries that provide an adequate level of privacy protection. Uncertainty over whether the U.S. will be deemed to provide an adequate level of privacy protection means that we cannot be certain that this EU Directive will have no impact on our expansion of our contextual e-commerce services, particularly if we choose to target new market opportunities in Europe. Future legislation or the application of existing legislation may harm our business.

     There is a growing body of laws and regulations applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local level relating to the Internet or e-commerce services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or e-commerce. In turn, the adoption of these laws and regulations could increase our cost of doing business because we currently rely on direct targeted e-mail campaigns as an element of our marketing and sales strategy. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

TAXATION OF INTERNET TRANSACTIONS COULD SLOW THE GROWTH OF E-COMMERCE AND HARM OUR BUSINESS

     The tax treatment of electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local levels and by various foreign governments to impose taxes on the sale of goods and services and other e-commerce activities. Recently, the Internet Tax Information Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, future laws may impose taxes or other regulations on e-commerce, which could substantially impair the growth of e-commerce and materially and adversely affect our business.

IF THE MARKET FOR WEB ADVERTISING DEVELOPS MORE SLOWLY THAN EXPECTED, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     Our ability to generate advertising revenues from selling banner advertisements, contextual advertisements and sponsorships on our web site will depend on, among other factors, the continued development of the Internet as an advertising medium, the amount of traffic to our web site and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to web pages, could also adversely affect the growth of the Internet as an advertising medium. Furthermore, advertisers have traditionally relied upon advertising media other than the Internet, such as newsprint and magazines, and have invested substantial resources in these other advertising methods. Therefore, advertisers may be reluctant to adopt a new strategy and advertise on the Internet.

IF THE INTERNET INFRASTRUCTURE DOES NOT CONTINUE TO DEVELOP, THE GROWTH OF OUR BUSINESS MAY BE ADVERSELY AFFECTED

     The recent growth in Internet traffic has caused episodes of diminished performance, requiring Internet service providers and users of the Internet to upgrade their infrastructures. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on the performance of and future improvements to the Internet.

IF OUR INTERNAL NETWORK INFRASTRUCTURE IS DISRUPTED BY COMPUTER HACKERS OR BY OTHER OCCURRENCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in Santa Clara, California. We also contract with a third party to maintain a fully redundant computer system to prevent disruption of our operations in the event of a system failure in our Santa Clara facility. Given our high profile in the security software market, we are an attractive target for skilled computer users commonly referred to as "hackers" who attempt to gain unauthorized access to computers or computer networks. In the past, we have been a target of hackers who have, among other things, attempted to penetrate our network security or created viruses to sabotage or otherwise attack our web site. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar efforts or viruses may be created or replicated in the future. In this event, our web site or users' computer systems could be damaged and, as a result, demand for our software products may suffer. In addition, we could be subject to denial of service attacks, a type of Internet attack that bombards a web site with information requests, eventually causing the web site to overload, delaying or disrupting service. Our relationships with our subscribers and customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are not effective, causing our revenues to decrease and our business to suffer. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or harm our reputation.

     We have not experienced any material outages to date. However, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods and general business interruptions, the amount of coverage may not be adequate in any particular case.

ITEM 2. PROPERTIES

     Our principal executive and corporate offices and network operations center are located in Santa Clara California. These facilities consist of approximately 19,500 square feet. These facilities are leased and provided to us by Network Associates at an approximate monthly cost of $27,000, charged to us under our services agreement with Network Associates.

     We intend to relocate our headquarters to larger facilities in Santa Clara, California. To that end, in February 2000, we signed a lease to rent a facility of approximately 55,000 square feet commencing on or about May 1, 2000. The lease is set to expire in 2006. We believe that these facilities are adequate for the present and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, we are not a party to any litigation or other legal proceeding, including product liability claims, that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

     Network Associates is a party to several litigation matters, described below, that relate to the anti-virus software technology they license to us. Network Associates has indicated that it intends to defend these lawsuits vigorously. Under the terms of our intercompany license agreement and indemnification and voting agreement, Network Associates has agreed to indemnify us with respect to these existing matters. See "Related Party
Transactions -- Intercompany Agreements."

     In December 1999, Network Associates settled its previously outstanding litigation with Symantec. Network Associates previously had agreed to indemnify us against this litigation.

     Trend Micro, Inc. v. Network Associates. On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend alleges that Network Associates' "WebShield," "GroupShield," and "Gauntlet Firewall" products infringe a Trend patent which was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against Network Associates from its action against Symantec. Network Associates did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

     The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. The trial has since been postponed and is now scheduled for May 1, 2000. The parties are engaged in completing expert discovery and preparing for trial.

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. All discovery has been completed. The Court heard Network Associates' motions for summary judgment of non-infringement on May 20, 1999 and granted the motion in a written opinion dated June 10, 1999. The Court entered judgment in favor of Network Associates on July 7, 1999. Hilgraeve has filed an appeal from the judgment to the United States Court of Appeals for the Federal Circuit. That appeal is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders' during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since our initial public offering on December 2, 1999, our common stock has traded on the NASDAQ National Market under the symbol MCAF. The following tables set forth, the high and low closing sales prices for our common stock for the period from December 2, 1999 through December 31, 1999. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                YEAR ENDED DECEMBER 31, 1999                  HIGH        LOW
                ----------------------------                  -----      -----
Fourth Quarter (from December 2)............................  53.13      38.88

DIVIDEND POLICY

     The Company had approximately 96 stockholders of record as of March 15, 2000. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for each of the three years ended December 31, 1999 and the balance sheet data as of December 31, 1999 and 1998 are derived from our financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this report. The balance sheet data as of December 31, 1997 and 1996 and the statement of operations data for the year ended December 31, 1996 are derived from our financial data that has been audited by PricewaterhouseCoopers LLP, not included elsewhere in this report.

     The consumer e-commerce business of Network Associates, that was contributed to us, commenced in January 1996. Therefore, there is no financial data as of and for the year ended December 31, 1995. The financial statements from 1996 through 1998 contained herein and discussed below have been carved out from the financial statements of Network Associates using the historical results of operations and the historical bases of the assets and liabilities of the consumer e-commerce business of Network Associates. We believe that the assumptions underlying the preparation of our financial statements are reasonable. However, the financial information included herein, may not be indicative of our future results of operations, financial position and cash flows or the financial results we would have achieved if we had been a separate stand-alone entity during these periods. In particular, periods prior to fiscal 1999 do not include the expenses incurred under our license agreement with Network Associates. See Note 5 to the financial statements.

     From January 1, 1999, various services have been and will continue to be provided by Network Associates based upon a services agreement entered into between us and Network Associates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999      1998      1997      1996
                                                           --------   -------   -------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue..............................................  $ 24,497   $ 6,292   $ 2,530   $   539
Cost of net revenue:
  Product costs..........................................     2,368       730       142        53
  Technology costs.......................................     6,832     2,975     1,960       206
  License fees...........................................     2,369        --        --        --
                                                           --------   -------   -------   -------
          Total cost of net revenue......................    11,569     3,705     2,102       259
Operating expenses:
  Research and development...............................     6,889     2,661       326       287
  Marketing and sales....................................    21,733     1,152     1,469     1,438
  General and administrative.............................     5,274       767       141       345
  Stock-based compensation...............................     7,363        --        --        --
                                                           --------   -------   -------   -------
          Total operating expenses.......................    41,259     4,580     1,936     2,070
                                                           --------   -------   -------   -------
Loss from operations.....................................   (28,331)   (1,993)   (1,508)   (1,790)
Interest and other income, net...........................       405        --        --        --
                                                           --------   -------   -------   -------
Net loss.................................................  $(27,926)  $(1,993)  $(1,508)  $(1,790)
                                                           --------   -------   -------   -------
Net loss per share, basic and diluted....................  $  (0.76)       --        --        --
Shares used in per share calculation.....................    36,554        --        --        --
Pro forma net loss per share, basic and diluted..........        --   $ (0.06)       --        --
Shares used in pro forma per share calculation...........        --    36,000        --        --

                                                                     AS OF DECEMBER 31,
                                                            -------------------------------------
                                                             1999      1998      1997      1996
                                                            -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................................  $67,321   $    --   $    --   $    --
Working capital...........................................   38,881    (5,196)   (3,268)   (1,777)
Total assets..............................................   95,287     2,438        21        38
Deferred revenue..........................................   21,280     6,388     2,976     1,003
Receivable from (payable to) Network Associates...........   (8,313)    1,286      (275)     (674)
Stockholders' equity/divisional (deficit).................   55,991    (5,131)   (3,247)   (1,739)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and related notes of McAfee.com appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties, including, among other things, statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services to expand our revenue base. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, elsewhere in this report and under "Risk Factors."

OVERVIEW

     We are currently a majority owned subsidiary of Network Associates. We were incorporated in December 1998 and, effective January 1, 1999 Network Associates contributed to us its consumer e-commerce business, which began operations in January 1996. We have never operated as an independent company. Network Associates has provided a number of services to us and we will continue to rely on Network Associates to provide these services for the foreseeable future. In addition, our divisional financial statements through December 31, 1998 are derived from the historical books and records of Network Associates. Beginning January 1, 1999 the financial statements include the operations of McAfee as a separate legal entity and its wholly owned subsidiary. The statement of operations includes all revenues and expenses directly attributable to us including charges for shared facilities, functions and services used by us and provided by Network Associates. A number of expenses, such as research and development expenses, sales and marketing expenses and general and administrative expenses, have been allocated based on Network Associates' management's estimate of the cost of services provided by them. These allocations were generally based on either a direct cost pass-through or percentage of total expenses for the services provided, based on headcount. See
Note 5 of notes to financial statements. In light of the above, you should not consider our historical financial statements to be representative of future results.

     We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

     - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Gateway and Dell. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit-card based transactions;

     - software subscriptions for our hosted PC security and management applications provided on our web site, including McAfee Clinic and Oil Change, our initial hosted subscription service;

     - sponsorship arrangements in which we provide access to other vendors' web sites;

     - co-hosting arrangements where products and services are branded under both our brand and that of our partners; and

     - banner advertising and other advertising space on our web site sold by us or our partners to third parties.

     Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 55%, 91% and 95% of our revenue in 1999, 1998 and 1997. Furthermore, during the year ended December 31, 1999, approximately 38% of our net revenue was derived from the sale of software licenses through Beyond.com.

     In September 1998, Network Associates acquired CyberMedia, Inc., a provider of desktop utility software. Our net revenue from that date includes e-commerce revenue for these additional product offerings relating to CyberMedia products.

     Our current strategy is to further expand on our historical revenue base and significantly broaden our role as an applications service provider, or ASP, providing consumers with access to PC security and management software applications hosted on our services. Under this ASP model, consumers "rent versus buy" our software applications. In October 1998, we updated Oil Change and introduced it as our initial hosted subscription service, based on technology acquired through Network Associates' purchase of CyberMedia. In April 1999, we introduced McAfee Clinic. McAfee Clinic incorporates the functionality of Oil Change and provides a significantly broader suite of hosted PC security and management applications. From April 1999 to September 1, 1999, users were offered McAfee Clinic services for free. On September 2, 1999, we began charging for this service as part of our strategy of transitioning users of our web site to paid subscribers to McAfee Clinic. To date, we have recognized limited revenues from our hosted applications and services. To the extent that users of our web site transition to become paid subscribers, our subscription revenues will increase. To the extent that subscribers are reluctant to pay for a service they previously used for free, however, traffic to our web site could decrease, which could lead to reduced advertising and sponsorship revenues. We are also seeking to convert our current and any future Oil Change subscribers to McAfee Clinic subscribers. Also, to further expand our revenue base, we have recently introduced contextual e-commerce services as well as contextual advertising services on our web site. Contextual e-commerce consists of providing purchase recommendations based on a user's PC configuration, attached peripherals and software. Depending on the purchased product, if the user purchases recommended products from parties with whom we have a contractual relationship, we receive a referral fee or share in related product revenue. Contextual advertising consists of sales of targeted advertising directed at consumers based on their individual PC configurations, attached peripherals and software.

REVENUE RECOGNITION

     Revenue recognition varies depending on the product or service sold. Revenue derived from the sale of software products is recognized in accordance with Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9, collectively, SOP 97-2, and Statement of Financial Accounting Standards 48, or SFAS 48, "Revenue Recognition When Right of Return Exists." Based on these accounting pronouncements, our revenue recognition practices relating to various products and customers are as follows:

     - Recognition of net revenue at the time of delivery from the sale of software products sold through both the McAfee Store and our e-retail distributors, such as Beyond.com and America Online, and sales to OEMs, varies depending on the product being sold. For products that include future upgrades, updates or services, such as VirusScan licenses, a percentage of the revenue is deferred and recognized ratably over the period for which these upgrades, updates or services are provided, usually one year. The amount deferred is based on the price of these upgrades, updates and future services when sold separately. For the majority of our products, however, we do not sell these upgrades, updates and services separately and therefore we typically defer a substantial portion of total revenue and recognize it ratably over one year. Products sold through our e-retail distributors are sold by us to them at a discount from list price and additionally, some of our e-retail distributors may purchase product for inventory. We recognize revenue for these products when they are sold to the end user.

       Revenue from the fees received for providing sponsorships, co-hosting arrangements and software subscriptions for our hosted applications is deferred at the time of the transaction and is recognized ratably over the term of the arrangement or the subscription term.

     - Revenue from banner advertising and other advertising space on our web site is typically recognized as advertisement impressions are delivered.

COSTS AND EXPENSES

     Cost of Net Revenue. Cost of net revenue consists of product costs, technology costs and license fees.

     Product costs consist mainly of the cost of media, manuals and packaging as well as shipping costs for boxed products sold both through our McAfee Store and through e-retail partners. From September 1998 through May 16, 1999, product costs also included charges from Beyond.com for processing and fulfilling sales transactions, including credit card processing fees and fulfillment costs.

     Technology costs are included in cost of net revenue because these costs represent the cost of selling our products and services over the Internet. Technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site and that of Network Associates, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web sites. We have agreed to maintain Network Associates' web site. For this service, we charge Network Associates a fee equal to 10% of our total technology cost plus a 10% mark-up. Amounts owed to us by Network Associates are offset against amounts that we owe to Network Associates under our other agreements with it.

     License fees are incurred under the technology cross license agreement with Network Associates, which gives us the right to sell single-user consumer licenses for the licensed Network Associates products over the web and through computer OEMs and e-retailers. The license fee is payable commencing January 1, 1999 and is based on a percentage of net revenue derived from product sales that include the licensed technology. The license fee was 20% commencing on January 1, 1999, declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001 and will remain at 7% thereafter. See Note 5 for a more detailed description of the Network Associates cross license. For a quarterly royalty of $250,000, Network Associates has, among other things, a limited right to sell licenses to any software products that we create based on the Network Associates technology that we license from it. This royalty received from Network Associates is offset against our royalty payments to Network Associates, which are presented on a net basis in our results of operations.

     We expect that cost of net revenue will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue over time as we expand our operations.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation, as well as allocated overhead expenses. Prior to 1999, we did not engage in research and development activities or incur related expenses independent from Network Associates. Research and development expenses during that time represent an allocation of expenses incurred by Network Associates in developing the McAfee.com web site.

     We are focusing our research and development resources on providing next-generation software services for Internet access devices initially focused on PC security and management delivered via the Internet, contextual e-commerce and contextual advertising. We expect that our research and development expenses will grow in absolute dollars as we continue to invest in development and enhancement of our products and services, but may fluctuate as a percentage of net revenue. We also expect an increase in research and development expenses related to the anticipated future international expansion of our business. The timing and amount of our research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired, if any, during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Also included in marketing and sales expenses is a charge from Network Associates for providing retail support and customer care. We expect marketing and sales expenses to increase in absolute dollars over time as we:

     - continue to aggressively market our products and services to attract new paid subscribers;

     - attempt to establish strategic relationships with third parties; and

     - expand internationally.

However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue. See "Related Party Transactions -- Intercompany Agreements" for a more detailed description of the Network Associates corporate services agreement.

     General and Administrative. General and administrative expenses consist principally of charges under the corporate services agreement with Network Associates and of salary and benefit expenses for administrative personnel. Under the corporate services agreement, Network Associates is providing services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. The expenses are allocated based on relative headcount and include a 10% mark-up from Network Associates' allocated expenses. In turn, we allocate a portion of these charges related to facilities and information technology infrastructure to marketing and sales and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by Network Associates, the corporate services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

     Stock-Based Compensation. In January 1999, five officers of Network Associates were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. We recorded compensation expense of approximately $1.6 million for six months ended June 30, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a charge of approximately $5.6 million, including a charge for options to purchase 336,000 shares granted to Network Associates employees in September 1999. On October 1, 1999 options to purchase a further 43,000 shares were issued to Network Associates employees. As a result of these option grants, we booked a compensation charge of approximately $112,000 in the quarter ended December 31, 1999.

     Taxes. Our operations are included in Network Associates' consolidated U.S. tax returns. No income tax provision has been included in our financial statements because net losses were incurred throughout the reporting period. We have entered into a tax sharing agreement with Network Associates effective as of December 2, 1999. See Note 5 for a more detailed description of the Network Associates tax sharing agreement.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------    -----    -----
Net revenue................................................   100.0%   100.0%   100.0%
Cost of net revenue:
  Product..................................................     9.7     11.6      5.6
  Technology costs.........................................    27.9     47.3     77.5
  License fees.............................................     9.7       --       --
                                                             ------    -----    -----
          Total cost of net revenue........................    47.3     58.9     83.1
Operating expenses:
  Research and development.................................    28.1     42.3     12.9
  Marketing and sales......................................    88.7     18.3     58.1
  General and administrative...............................    21.5     12.2      5.5
  Stock-based compensation.................................    30.1       --       --
                                                             ------    -----    -----
          Total operating expenses.........................   168.4     72.8     76.5
                                                             ------    -----    -----
Loss from operations.......................................  (115.7)   (31.7)   (59.6)
Interest and other income, net.............................     1.7       --       --
                                                             ------    -----    -----
Net loss...................................................  (114.0)%  (31.7)%  (59.6)%
                                                             ======    =====    =====

     Net Revenue. Net revenue increased to $24.5 million in the year ended December 31, 1999 from $6.3 million in the year ended December 31, 1998, an increase from $2.5 million in the year ended December 31, 1997. The increase in revenue in 1999 compared to 1998 was primarily a result of increased traffic to our McAfee Store in connection with the emergence of a number of new harmful computer viruses in the first half of 1999 and the official launch of our website in the second quarter of 1999. This increase also reflects sales of product licenses and subscriptions related to increased product offerings as a result of Network Associates' acquisition of CyberMedia in September 1998, as well as revenue related to subscriptions for McAfee Clinic for the quarter ended December 31, 1999. The increase in revenue in 1998 compared to 1997 was primarily due to increases in the licensing of anti-virus software products to new customers.

     Cost of Net Revenue. Cost of net revenue increased to $11.6 million in the year ended December 31, 1999 from $3.7 million in the year ended December 31, 1998, an increase from $2.1 million in the year ended December 31, 1997. The increase in cost of net revenue in 1999 compared to 1998 was primarily related to the increase in the cost of products sold through the McAfee Store as sales volume increased, an increase in technology costs relating to the substantial investment in our infrastructure, as well as license fees payable to Network Associates beginning January 1, 1999. The increase in cost of net revenue in 1998 compared to 1997 was primarily due to increased product sales from year to year, as well as an increase in technology costs resulting from an increase in spending on infrastructure, particularly in the second half of 1998 as we prepared to launch our pilot web site in December 1998.

     Research and Development. Research and development expenses increased to $6.9 million in the year ended December 31, 1999 from $2.7 million in the year ended December 31, 1998, an increase from $326,000 in the year ended December 31, 1997. These increases were primarily due to a significant investment in research and development headcount and infrastructure in 1999 and 1998 as we expanded and enhanced our product and service offerings. As a percentage of net revenue, research and development expenses were 28% in 1999, 42% in 1998 and 13% in 1997.

     Marketing and Sales. Marketing and sales expenses increased to $21.7 million in the year ended December 31, 1999 from $1.2 million in the year ended December 31, 1998, a decrease from $1.5 million in the year ended December 31, 1997. The increase in 1999 compared to 1998 was primarily due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as development of strategic relationships with a variety of Internet companies. In June 1999, we began a significant advertising campaign to build brand awareness, and also increased the number of sales and marketing personnel. The decrease in 1998 compared to 1997 was primarily due to a decrease in marketing and the significant reduction in marketing and sales headcount. As a percentage of net revenue, marketing and sales expenses were 89% in 1999, 18% in 1998 and 58% in 1997.

     General and Administrative. General and administrative expenses increased to $5.3 million in the year ended December 31, 1999 from $767,000 in 1998, an increase from $141,000 in 1997. These increases were primarily due to an increase in the charge from Network Associates as a result of a significant increase in headcount resulting from our increased investment in infrastructure and expansion of operations. As a percentage of net revenue, general and administrative expenses were 22% in 1999, 12% in 1998 and 6% in 1997.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth, unaudited quarterly consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. Our operating results for any three-month period are not necessarily indicative of results for any future period.

                                                                      THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------------
                                    DEC. 31,   SEPT. 30    JUN. 30,   MAR. 31,   DEC. 31    SEPT. 30,   JUN. 30,   MAR. 31,
                                      1999       1999        1999       1999       1998       1998        1998       1998
                                    --------   ---------   --------   --------   --------   ---------   --------   --------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Net revenue.......................  $ 8,403    $  6,763    $ 5,863    $ 3,468    $ 2,024     $ 1,682     $1,490     $1,096
Cost of net revenue:
  Product costs...................      302         284        829        953        458         217         50          5
  Technology costs................    1,972       1,508      2,126      1,226        542       1,151        710        572
  License fees....................      662         606        667        434         --          --         --         --
                                    -------    --------    -------    -------    -------     -------     ------     ------
         Total cost of net
           revenue................    2,936       2,398      3,622      2,613      1,000       1,368        760        577
                                    -------    --------    -------    -------    -------     -------     ------     ------
Operating expenses:
  Research and development........    2,431       1,755      1,145      1,558      1,244         764        361        292
  Marketing and sales.............    7,672       6,608      5,055      2,398        756         358         21         17
  General and administrative......    1,784       1,513      1,628        349        194         232        150        191
  Stock-based compensation........      112       5,625      1,170        456         --          --         --         --
                                    -------    --------    -------    -------    -------     -------     ------     ------
         Total operating
           expenses...............   11,999      15,501      8,998      4,761      2,194       1,354        532        500
                                    -------    --------    -------    -------    -------     -------     ------     ------
Income (loss) from operations.....   (6,532)    (11,136)    (6,757)    (3,906)    (1,170)     (1,040)       198         19
Interest and other income, net....      405          --         --         --         --          --         --         --
                                    -------    --------    -------    -------    -------     -------     ------     ------
Net income (loss).................  $(6,127)   $(11,136)   $(6,757)   $(3,906)   $(1,170)    $(1,040)    $  198     $   19
                                    =======    ========    =======    =======    =======     =======     ======     ======
Net income (loss) per share,
  basic and diluted...............  $ (0.16)   $  (0.31)   $ (0.19)   $ (0.11)        --          --         --         --
                                    =======    ========    =======    =======    =======     =======     ======     ======
Shares used in per share
  calculation.....................   38,216      36,000     36,000     36,000         --          --         --         --

     We have experienced growth in net revenue in each quarter since January 1, 1996. Net revenue increased significantly in all four quarters in the year ended December 31, 1999, largely due to an increase in the licensing of anti-virus software through the McAfee Store and through e-retail distributors as well as an increase in our product offerings due to Network Associates' acquisition of CyberMedia in the quarter ended September 30, 1998, and revenue related to the subscriptions for McAfee Clinic and sponsorship agreements with strategic partners.

     Cost of net revenue has increased in each quarter except the quarter ended December 31, 1998 and September 30, 1999 with substantial increases in the quarters ended March 31, 1999 and June 30, 1999. The increases were primarily due to an increase in product costs resulting from an increase in net revenue, and increased costs due to the significant technology infrastructure investment, as well as license fees paid to Network Associates under our cross license agreement commencing January 1, 1999. The decrease from the quarter ended September 30, 1998 to December 31, 1998 was due to the consolidation of duplicate technology infrastructure and the renegotiation of vendor contracts. The decrease in the quarter ended September 30, 1999 was primarily due to a reduction in product costs as a result of Beyond.com becoming a reseller, as well as a reduction in technology costs. The increase in the quarter ended December 31, 1999 was primarily due to increased costs due to technology infrastructure investment.

     Operating expenses have also increased in each quarter with substantial increases in all four quarters in the year ended December 31, 1999. These increases were primarily due to increased investment in our research and development efforts and a significant increase in marketing and sales due to significant spending on advertising and promotions, as well as development of strategic relationships with several Internet companies.

     Our net revenue and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Causes of such fluctuations may include the conversion of our web site users into paying subscribers and the rate at which they renew their subscriptions, seasonal purchasing patterns on the Internet, the number of users of our web site purchasing products offered through our web site and the mix of products purchased, the amount and timing of our operating expenses and capital expenditures, the percentage of revenue which is deferred, and costs related to potential acquisitions.

     Significant quarterly fluctuations in products and services sold will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred net revenue accounts on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $67.3 million in cash and cash equivalents and $19.2 million in marketable securities, for a combined total of $86.5 million. $8.3 million is due to Network Associates related to cash payments made on our behalf by Network Associates, as well as intercompany charges from Network Associates, in the three months ended December 31, 1999. At December 31, 1999, we also had in place an intercompany revolving loan agreement under which Network Associates has agreed to make up to $30 million available to us. The interest rate under this revolving loan is equal to the one-month LIBOR rate, which fluctuates daily and was 5.83% on December 31, 1999. The revolving loan is repayable in full on January 1, 2001, the termination date of the agreement. As of December 31, 1999, there were no amounts outstanding under the revolving loan agreement.

     Net cash provided by operating activities was $456,000 in the year ended December 31, 1999, resulting primarily from the loss of $27.9 million and the increase in accounts receivable being offset by non cash stock-based compensation charges and increases in deferred revenue, accounts payable and accrued liabilities.

     Net cash provided by operating activities was $1.5 million in the year ended December 31, 1998 and $399,000 in the year ended December 31, 1997, consisting primarily of increases in deferred revenue partially offset by net loss before depreciation.

     Net cash used in investing activities was $21.8 million in the year ended December 31, 1999, relating to purchases of marketable securities and fixed assets.

     Net cash provided by financing activities was $88.7 million in the year ended December 31, 1999 consisting primarily of net proceeds from the issuance of common stock in our initial public offering as well as the change in the amount payable to Network Associates.

     Net cash (used in) provided by financing activities in the years ended December 31, 1998 and 1997 consisted principally of the change in the amount receivable from Network Associates.

     We believe our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months, although this may not be sufficient to fund our working capital beyond the next 24 months. However, we may seek to raise additional capital during that period. We cannot assure you that we will not require additional funds during the next 12 months. Even if these additional funds are not required, we may decide to seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

YEAR 2000 ISSUES

     While not all Year 2000 date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, we have experienced no material disruption or other significant problems. Based on currently available information, management continues to believe that Year 2000 related disruptions or other problems, if any, will not have a significant adverse impact on our operational results or financial condition. However, we cannot be certain that Year 2000 issues will not have a material adverse impact on us, since it is early in the year 2000.

STATE OF READINESS AND RISKS

     To address year 2000 readiness we contracted with Network Associates, as part of the services agreement, to provide a corporate program to coordinate efforts across all business functions and geographic areas, including addressing risks associated with business partners and other third-party relationships. The Year 2000 readiness program identified four key exposure areas, namely: commercial products, internal systems and technology; suppliers and business partners; and facilities and safety. As of the date of this report, the following impacts to us of the Year 2000 date rollover have been observed:

     Commercial products. To date we are not aware of any Year 2000 related date processing errors regarding our products, which we certified as Year 2000 compliant.

     Internal systems and technology. As part of our services agreement with Network Associates, we rely on Network Associates for our core IT systems, with the exception of our web IT infrastructure. No errors were reported immediately after or since the Year 2000 date rollover, with either the core IT systems through Network Associates or our web IT infrastructure. If we identify significant new non-compliance issues or encounter unexpected difficulties in areas previously considered to be Year 2000 ready, our ability to conduct our business or record transactions could be disrupted, which could adversely affect our results of operations or financial condition.

     Suppliers and business partners. Our suppliers and business partners include the sources of the equipment and supplies we use in the conduct of our business, as well as our financial institutions, and other service providers. To date there have been no Year 2000 related failures in connection with our critical suppliers or business partners.

     Facilities and safety. Our facilities and safety technology systems include building systems such as heating, cooling, and air purification, fire and sprinkler systems, security systems and elevators. To date we have not experienced any Year 2000 related failures in critical equipment or facilities.

THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     Historic or period expenses incurred in connection with the resolution of year 2000 issues to date have consisted principally of internal labor expenses of compliance planning and assessment, as well as premium pay and bonuses for employees working during the Year 2000 date rollover period. Network Associates incurred a total of approximately $600,000 for the year ended December 31, 1998 and approximately $4.5 million for the year ended December 31, 1999, a portion of which was allocated to us under the services agreement based on the percentage of employee headcount that McAfee.com represents for the Network Associates' overall company-wide employee headcount. In the year ended December 31, 1998, we incurred approximately $567,000 for overall information technology charges, which includes this Y2K compliance cost.

In the year ended December 31, 1999, we incurred approximately $1.35 million for overall information technology charges, which includes this Y2K compliance cost. We believe that the majority of our Year 2000 costs have already been incurred.

  Financial Risk Management

     The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale, and consequently are recorded on the balance sheet at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. These securities are not leveraged and are held for purposes other than trading.

     The following tables present the hypothetical changes in fair values in the securities held by us at December 31, 1999 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 1999. Ending fair market values are the fair prices of the principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

     The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

                             VALUATION OF SECURITIES                     VALUATION OF SECURITIES
                             GIVEN AN INTEREST RATE                      GIVEN AN INTEREST RATE
                           DECREASE OF X BASIS POINTS     NO CHANGE    INCREASE OF X BASIS POINTS
                           ---------------------------   IN INTEREST   ---------------------------
         ISSUER            150 BPS   100 BPS   50 BPS       RATE       50 BPS    100 BPS   150 BPS
         ------            -------   -------   -------   -----------   -------   -------   -------
Corporate notes..........  $ 6,145   $ 6,185   $ 6,225     $ 6,267     $ 6,308   $ 6,350   $ 6,392
Foreign debt
  securities.............    6,761     6,189     6,878       6,937       6,996     7,057     7,118
                           -------   -------   -------     -------     -------   -------   -------
          Total..........  $12,906   $12,374   $13,103     $13,204     $13,304   $13,407   $13,510
                           =======   =======   =======     =======     =======   =======   =======

     The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

                             VALUATION OF SECURITIES                     VALUATION OF SECURITIES
                             GIVEN AN INTEREST RATE                      GIVEN AN INTEREST RATE
                           DECREASE OF X BASIS POINTS     NO CHANGE    INCREASE OF X BASIS POINTS
                           ---------------------------   IN INTEREST   ---------------------------
         ISSUER            150 BPS   100 BPS   50 BPS       RATE       50 BPS    100 BPS   150 BPS
         ------            -------   -------   -------   -----------   -------   -------   -------
Corporate notes..........  $ 6,397   $ 6,424   $ 6,451     $ 6,479     $ 6,506   $ 6,534   $ 6,562
Foreign debt
  securities.............    7,041     7,085     7,130       7,174       7,219     7,265     7,311
                           -------   -------   -------     -------     -------   -------   -------
          Total..........  $13,438   $13,509   $13,581     $13,653     $13,725   $13,799   $13,873
                           =======   =======   =======     =======     =======   =======   =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is set forth at "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Financial Statements and supplementary data of required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................    48
Consolidated Balance Sheets:
  December 31, 1999 and 1998................................    49
Consolidated Statements of Operations and Comprehensive
  Income:
  Years ended December 31, 1999, 1998 and 1997..............    50
Consolidated Statements of Stockholders' Equity/Divisional
  Deficit:
  Years ended December 31, 1999, 1998 and 1997..............    51
Consolidated Statements of Cash Flows:
  Years ended December 31, 1999, 1998, and 1997.............    52
Notes to Consolidated Financial Statements..................    53

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None

     Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

     (a)(3) EXHIBITS

     See Index to Exhibits on Page 66. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the period from December 2, 1999 through December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
McAfee.com Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders equity/divisional deficit, and cash flows present fairly, in all material respects, the financial position of McAfee.com Corporation at December 31, 1999 and at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the results of its operations and its cash flows of McAfee (operated as a part of Networks Associates, Inc. and presented on a carved out basis) (See Note 1) for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 19, 2000.

                             MCAFEE.COM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 67,321    $    --
  Short-term marketable securities..........................     6,427         --
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns reserve of $600 at December
     31, 1999 and $100 at December 31, 1998.................     3,486      1,087
Prepaid expenses and other current assets...................       943         --
Receivable from NAI.........................................        --      1,286
                                                              --------    -------
          Total current assets..............................    78,177      2,373
Long-term marketable securities.............................    12,751         --
Fixed assets, net...........................................     4,359         65
                                                              --------    -------
          Total assets......................................  $ 95,287    $ 2,438
                                                              ========    =======

                                   LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  1,256    $    51
  Accrued liabilities.......................................     8,447      1,130
  Deferred revenue..........................................    21,280      6,388
  Payable to NAI............................................     8,313         --
                                                              --------    -------
          Total liabilities.................................    39,296      7,569
                                                              --------    -------
Commitments and contingencies (Note 9)

                         STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $.001 par value:
  Authorized: 5,000,000 shares; None outstanding............        --         --
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares; Issued and outstanding:
     7,206,250 shares in 1999 and none in 1998..............         7         --
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and
     outstanding at December 31, 1999 and 1998..............        36         36
Additional paid-in capital..................................    89,221        124
Other comprehensive income (loss)...........................       (56)        --
Accumulated deficit.........................................   (33,217)    (5,291)
                                                              --------    -------
          Total stockholders' equity (deficit)..............    55,991     (5,131)
                                                              --------    -------
          Total liabilities and stockholders' deficit.......  $ 95,287    $ 2,438
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION
           (AS A SEPARATE LEGAL ENTITY (MCAFEE.COM) IN 1999 AND ON A
              CARVE-OUT BASIS THROUGH DECEMBER 31, 1998 (MCAFEE))

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   MCAFEE
                                                              MCAFEE.COM        YEARS ENDED
                                                              YEAR ENDED        DECEMBER 31,
                                                             DECEMBER 31,    ------------------
                                                                 1999         1998       1997
                                                             ------------    -------    -------
Revenue....................................................    $ 24,497      $ 6,292    $ 2,530
                                                               --------      -------    -------
Cost of revenue:
  Product costs............................................       2,368          730        142
  Technology costs.........................................       6,832        2,975      1,960
  License fee payable to NAI...............................       2,369           --         --
                                                               --------      -------    -------
          Total cost of revenue............................      11,569        3,705      2,102
                                                               --------      -------    -------
Operating expenses:
  Research and development.................................       6,889        2,661        326
  Marketing and sales......................................      21,733        1,152      1,469
  General and administrative...............................       5,274          767        141
  Stock-based compensation.................................       7,363           --         --
                                                               --------      -------    -------
          Total operating costs and expenses...............      41,259        4,580      1,936
                                                               --------      -------    -------
          Loss from operations.............................     (28,331)      (1,993)    (1,508)
Interest and other income, net.............................         405           --         --
                                                               --------      -------    -------
          Net loss.........................................    $(27,926)     $(1,993)   $(1,508)
                                                               ========      =======    =======
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities..................         (56)          --         --
                                                               --------      -------    -------
          Comprehensive loss...............................    $(27,982)     $(1,993)   $(1,508)
                                                               ========      =======    =======
Net loss per share.........................................    $  (0.76)          --         --
                                                               ========      =======    =======
Shares used in per share calculation -- basic and
  diluted..................................................      36,554           --         --
                                                               ========      =======    =======
Net loss per share -- pro forma............................          --      $ (0.06)        --
                                                               ========      =======    =======
Shares used in per share calculation -- pro forma..........          --       36,000         --
                                                               ========      =======    =======

---------------
(1) From January 1, 1999, the Company has operated as a subsidiary of Network Associates.

(2) Through December 31, 1998, the Company's activities were included in the operations of Network Associates. The Company's financial statements for these periods have been prepared on a carve-out basis.

  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION
            (AS A SEPARATE LEGAL ENTITY (MCAFEE.COM) IN 1999 AND ON
             A CARVE-OUT BASIS THROUGH DECEMBER 31, 1998 (MCAFEE))

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DIVISIONAL DEFICIT
                                 (IN THOUSANDS)

                                                                                                              TOTAL
                                                                                                          STOCKHOLDERS'
                                              COMMON STOCK     ADDITIONAL       OTHER                        EQUITY/
                                DIVISIONAL   ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED    DIVISIONAL
                                 DEFICIT     SHARES   AMOUNT    CAPITAL     INCOME/(LOSS)     DEFICIT        DEFICIT
                                ----------   ------   ------   ----------   -------------   -----------   -------------
Balance at December 31,
  1996........................   $(1,739)        --    $--      $    --         $ --         $     --       $ (1,739)
Net loss......................    (1,508)        --     --           --           --               --         (1,508)
                                 -------     ------    ---      -------         ----         --------       --------
Balance at December 31,
  1997........................    (3,247)        --     --           --           --               --         (3,247)
Contribution of fixed assets
  from NAI....................        73         --     --           --           --               --             73
Net loss......................    (1,993)        --     --           --           --               --         (1,993)
Stock issued to NAI...........     5,167     36,000     36          124           --           (5,291)            36
                                 -------     ------    ---      -------         ----         --------       --------
Balance at December 31,
  1998........................        --     36,000     36          124           --           (5,291)        (5,131)
Contribution of fixed assets
  from NAI....................        --         --     --        2,674           --               --          2,674
Stock-based compensation......        --         --     --        7,363           --               --          7,363
Stock issued in initial public
  offering, net...............        --      7,187      7       78,938           --               --         78,945
Issuance of common stock on
  exercise of options.........        --         19     --          122           --               --            122
Unrealized loss on
  available-for-sale
  securities..................        --         --     --           --          (56)              --            (56)
Net loss......................        --         --     --           --           --          (27,926)       (27,926)
                                 -------     ------    ---      -------         ----         --------       --------
Balance at December 31,
  1999........................   $    --     43,206    $43      $89,221         $(56)        $(33,217)      $ 55,991
                                 =======     ======    ===      =======         ====         ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION
            (AS A SEPARATE LEGAL ENTITY IN 1999 (MCAFEE.COM) AND ON
             A CARVE-OUT BASIS THROUGH DECEMBER 31, 1998 (MCAFEE))

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   MCAFEE
                                                                                YEARS ENDED
                                                              MCAFEE.COM        DECEMBER 31,
                                                              YEAR ENDED            1998
                                                             DECEMBER 31,    ------------------
                                                                 1999         1998       1997
                                                             ------------    -------    -------
Cash flows from operating activities:
  Net loss.................................................    $(27,926)     $(1,993)   $(1,508)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation..........................................         947           29         17
     Stock-based compensation..............................       7,363           --         --
     Allowance for doubtful accounts.......................         500           --         --
     Changes in assets and liabilities:
       Accounts receivable.................................      (2,899)      (1,087)        --
  Prepaid expenses and other current assets................        (943)          --         --
     Accounts payable and accrued liabilities..............       8,522        1,164        (83)
     Deferred revenue......................................      14,892        3,412      1,973
                                                               --------      -------    -------
          Net cash provided by operating activities........         456        1,525        399
                                                               --------      -------    -------
Cash flows from investing activities:
  Purchases of available-for-sale securities...............     (19,234)          --         --
  Purchases of fixed assets................................      (2,567)          --         --
                                                               --------      -------    -------
          Net cash used in investing activities............     (21,801)          --         --
                                                               --------      -------    -------
Cash flows from financing activities:
  Change in amount due to (from) NAI.......................       9,599       (1,561)      (399)
  Common stock issued to NAI...............................          --           36         --
  Proceeds from issuance of common stock, net of offering
     costs.................................................      78,945           --         --
  Proceeds from issuance of common stock under stock option
     and stock purchase plans..............................         122           --         --
                                                               --------      -------    -------
          Net cash provided by (used in) financing
            activities.....................................      88,666       (1,525)       399
                                                               --------      -------    -------
Net increase in cash and cash equivalents..................      67,321           --         --
Cash and cash equivalents at beginning of year.............          --           --         --
                                                               --------      -------    -------
Cash and cash equivalents at end of year...................    $ 67,321      $    --    $    --
                                                               ========      =======    =======
Non cash investing and financing activities:
  Unrealized loss on available-for-sale securities.........    $    (56)     $    --    $    --
                                                               ========      =======    =======
  Contribution of fixed assets from NAI....................    $  2,674      $    73    $    --
                                                               ========      =======    =======

---------------
(1) From January 1, 1999, the Company has operated as a subsidiary of Network Associates.

(2) Through December 31, 1998, the Company's activities were included in the operations of Network Associates. The Company's financial statements for these periods have been prepared on a carve-out basis.

  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

     McAfee.com Corporation, a majority owned subsidiary of Networks Associates, Inc. ("NAI"), a publicly traded corporation, was incorporated in December 1998, and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of NAI. This business is referred to herein as "McAfee". McAfee.com and McAfee are collectively referred to as the "Company".

     The Company is an Internet destination site, which allows users to secure, repair, update, upgrade and manage their personal computers (PCs) over the Internet. The Company's electronic commerce activities include, software licensing, sponsorship and co-hosting, and advertising. The Company's objective is to become the leading and most trusted online destination where consumers secure, repair, update, upgrade and manage their PCs and other Internet access devices.

INITIAL PUBLIC OFFERING

     In December 1999, the Company completed its Initial Public Offering of 6,250,000 (7,187,500 including the underwriters' overallotment) shares of Class A common stock ("IPO"). Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of December 31, 1999 NAI owns approximately 83% of the Company's outstanding common stock and as a result, continues to control the Company.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the operations of McAfee as a separate legal entity and its wholly-owned subsidiary from January 1, 1999 and as part of NAI (on a carved out basis as discussed below) through December 31, 1998, (the "divisional statements"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheets at December 31, 1999 and 1998, represent the balance sheet of McAfee.com as a separate legal entity. The divisional financial statements have been derived from the historical books and records of NAI. The divisional statements of operations and other comprehensive income include all revenue and expenses directly incurred for McAfee, as well as charges for shared facilities, functions and services used by the Company. The amounts charged for these shared costs have been calculated based on relative headcount plus 10% of such costs. These charges are believed by management to be based on reasonable assumptions, however, they may not necessarily be indicative of the expenses that would have been incurred had the Company operated as a separate unaffiliated entity during these periods.

     Beginning January 1, 1999, McAfee.com began recording intercompany charges for services provided by NAI and technology license fees to NAI, based on agreements with NAI (see Note 5). Except for the technology license fees, the costs for services provided by NAI have been calculated on the same basis used in preparing the divisional statements prior to January 1, 1999. Accordingly, the divisional statements have been prepared on the same basis as the statements of the Company after December 31, 1998. The pro forma impact of the technology fees on the divisional statements is presented in Note 5.

USES OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                             MCAFEE.COM CORPORATION

CERTAIN RISKS AND CONCENTRATIONS

     The Company is subject to certain risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third party technology, new service introductions and other activities of competitors, dependence on key personnel, international expansion and limited operating history.

     The Company's product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, changes in customer buying behavior, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a significant portion of the Company's revenues are derived from sales fulfilled through one company, Beyond.com. Significant changes in operations or financial stability of Beyond.com could adversely affect operating results.

     The Company's products are substantially based on technology which is licensed from NAI. Any significant changes in operations or financial stability of NAI could adversely affect operating results.

     The Company maintains the majority of cash balances and all of its investments with one financial institution. The company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

REVENUE RECOGNITION

     Revenue from product licenses is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collectibility is probable, and delivery and acceptance of the software products have occurred. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements and defers revenue for the undelivered elements until the remaining obligations have been satisfied. Any maintenance included in these arrangements is recognized ratably over the term of the agreement. For contracts containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, which typically do not extend beyond twelve months. Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months. Allowances for estimated returns are provided upon product delivery.

     Revenue from fees for providing sponsorships, co-hosting arrangements and software subscriptions for our hosted applications is deferred at the time of the transaction and is recognized ratably over the term of the arrangements or subscriptions.

     Revenue from banner advertising and other advertising arrangements is recognized as advertisement impressions are delivered.

RESEARCH AND DEVELOPMENT

     Research and development expenditures prior to establishing technological feasibility are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent expenses for the Company have not been significant and all software development expenses have therefore been expensed.

ADVERTISING EXPENSES

     Advertising production expenses are expensed as incurred. Other advertising expenses are expensed as the advertisement is published or broadcast. Total advertising expenses were $7.4 million, $46,000 and $19,000 for the years ended December 31, 1999, 1998, 1997, respectively.

                             MCAFEE.COM CORPORATION

CASH AND CASH EQUIVALENTS

     Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

     Up until December 1999, NAI maintained the cash balance of the Company. Cash received from operations of the Company was shown as a receivable from NAI. Cash used in operations was deducted from this receivable balance.

MARKETABLE SECURITIES

     All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115").

     Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities classified as available-for-sale, when material, are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of such investments are reported in earnings and computed using the specific identification cost method.

FIXED ASSETS

     Fixed assets are presented at carryover basis or cost less accumulated depreciation. Depreciation and amortization of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (2 to 5 years).

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying amounts of the Company's financial instruments including cash, amounts due from NAI, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

     The Company issued Common Stock in December 1998 and commenced operations as a separate legal entity in January 1999. Accordingly, historical earnings per share have been presented only for the year ended December 31, 1999. Pro forma earnings per share information are presented for the year ended December 31, 1998 as if the Company's capitalization occurred on January 1, 1998.

                             MCAFEE.COM CORPORATION

INCOME TAXES

     The Company is not a separate taxable entity for federal, state or local income tax purposes and its operations are included in the tax returns of NAI. The Company calculates its income taxes under the separate return method and accounts for income taxes in accordance with Financial Accounting Standards Board Statement 109 (SFAS 109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

STOCK-BASED COMPENSATION

     As permitted by Financial Accounting Standards Board Statement 123 (SFAS
123), "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation plans. Stock compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on investments for 1999 represent the Company's only component of comprehensive income, which is excluded from net income.

SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in the United States.

     At December 31, 1999, three customers had accounts receivable balances representing 46%, 12% and 11% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at December 31, 1999. For the year ended December 31, 1999, the largest customer accounted for 38% of our total revenue.

 2. MARKETABLE SECURITIES

                                                         AVAILABLE-FOR-SALE-SECURITIES
                                                   -----------------------------------------
                                                   AMORTIZED    AGGREGATE FAIR    UNREALIZED
                                                     COST           VALUE           LOSSES
                                                   ---------    --------------    ----------
Commercial Paper.................................   $52,304        $52,306           $  2
Corporate Debt Securities........................     6,092          6,053            (39)
Foreign Debt Securities..........................     6,717          6,698            (19)
                                                    -------        -------           ----
                                                    $65,113        $65,057           $(56)
                                                    =======        =======           ====

     At December 31, 1999, all marketable debt securities have scheduled maturities of less than three years. At December 31, 1999, marketable debt securities totaling $45.9 million have maturities less than three months and are classified as cash and cash equivalents.

                             MCAFEE.COM CORPORATION

 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, March 1998 and December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition' ", and SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' with Respect to Certain Transactions" (collectively, "SOP 97-2"). SOP 97-2 provides guidance on recognizing revenue on software transactions and superseded SOP 91 1. The adoption of SOP 97-2 did not have a significant impact on the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for fiscal quarters beginning after June 15, 2000. The Company does not expect this pronouncement to materially impact the Company's results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by 101 will be effective for our fiscal year ended December 31, 2000.

 4. BALANCE SHEET DETAIL (IN THOUSANDS)

                      AT DECEMBER 31,                          1999       1998
                      ---------------                         -------    ------
Fixed Assets:
  Computers and equipment...................................  $ 5,192    $  124
  Furniture and fixtures....................................      131        --
  Leasehold improvements....................................       42        --
                                                              -------    ------
                                                                5,365       124
                                                              -------    ------
  Less accumulated depreciation, and amortization...........   (1,006)      (59)
                                                              -------    ------
                                                              $ 4,359    $   65
                                                              =======    ======
Accrued liabilities:
  Accrued compensation......................................  $   946    $   87
  Accrued legal and accounting..............................    2,321       400
  Accrued taxes.............................................      750        --
  Accrued marketing.........................................    1,456        31
  Accrued outside services..................................    1,119       523
  Other accrued expenses....................................    1,855        89
                                                              -------    ------
                                                              $ 8,447    $1,130
                                                              =======    ======

 5. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with NAI for the purpose of defining their ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties. Although these agreements or the transactions contemplated by these agreements may not have been effected on terms at least as favorable to

                             MCAFEE.COM CORPORATION
the Company as could have been obtained from unaffiliated third parties, the Company believes that these agreements taken as a whole are fair to both parties and that the amount of the expenses contemplated by the agreements would not be materially different if the Company operated on a stand-alone basis.

     Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. During the year ended December 31, 1999, NAI charged the Company $3.7 million under this agreement. For the fiscal periods prior to 1999, general and administrative expenses allocated to the Company were based on a similar calculation.

     The corporate management services agreement may be terminated either by the Company upon 30 days notice, or by NAI when it ceases to own a majority of the Company's outstanding voting stock. Following a termination of this agreement, the Company may be unable to secure these services from others on acceptable terms. If the Company is unsuccessful in obtaining acceptable provision of these services upon termination of the corporate management services agreement, the Company's future financial performance could be adversely affected.

     Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly-owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node, individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. Also under this agreement, the Company has granted NAI a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter. Under this cross technology agreement, NAI will provide end user support to the Company's customers. Charges for such support will be equal to a portion of the costs to NAI plus a 10% markup.

     During the year ended December 31, 1999, the Company was charged $2.4 million and $4.4 million for royalties and support services, respectively. Had the technology agreement been in effect in prior years, royalties, exclusive of the royalty payable from NAI, would have been $1.2 million and $478,000 for 1998 and 1997, respectively.

     Asset Contribution and Receivables Settlement Agreement. The Company entered into an asset contribution agreement with NAI effective as of January 1, 1999 that transfers ownership of certain assets to the Company. Among the assets transferred to the Company are: a number of co-hosting and technology agreements to which NAI is a party; revenues from advertising and sponsorship agreements involving the Company; ownership rights in 3 patent applications; computers and Internet infrastructure hardware; and any other assets which both NAI and the Company's board of directors agree to transfer at a future date. All assets transferred from NAI have been recorded as a permanent contribution to capital, at NAI's carryover basis. No liabilities were transferred to the Company, except for those directly resulting from the assets transferred.

                             MCAFEE.COM CORPORATION

     Revolving Loan Agreement. In January 1999, the Company entered into a revolving loan agreement with NAI. Under the agreement, NAI has agreed to make available to the Company up to $30 million in cash as a revolving loan. The interest rate under this revolving loan is equal to the one-month LIBOR rate. The revolving loan is repayable in full on January 1, 2001, the termination date of the agreement. As of December 31, 1999, no amounts were outstanding under this agreement.

     Tax Sharing Agreement. The Company and NAI have entered into a tax-sharing agreement under which the Company calculates income taxes on a separate return basis. The Company will be included in NAI's consolidated group for federal income tax purposes for so long as NAI beneficially owns at least 80% of the total voting power and the value of the outstanding common stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between the Company and NAI, during the period in which the Company is included in NAI's consolidated group, the Company could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of NAI's consolidated group.

     Under the tax sharing agreement, NAI and each other member has agreed to indemnify the Company if the Company is required to pay any tax liability amount in excess of its hypothetical separate income tax liability, provided the Company is not in default in its obligation to pay such hypothetical separate income tax liability to NAI.

     The tax sharing agreement will terminate if the Company is no longer eligible to join NAI in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carryforward amounts would not be available to the Company upon departure from the group. Under the tax sharing agreement, the Company will not be reimbursed for any such loss of tax benefits.

     Joint Cooperation Agreement. The Company has entered into a Joint Cooperation and Master Services Agreement with NAI which governs the provision of technology services among the parties. Under this agreement, NAI's anti-virus emergency response team (AVERT) will provide us with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently we have entered into one such statement of work under which we provide Network Associates the infrastructure and technical support services for Network Associates' web site (www.nai.com). Network Associates pays us a fee for these services in an amount equal to ten percent of our total quarterly technology costs plus a ten percent service charge. We are obligated to provide these services until December 31, 2000 under this statement of work. During the year ended December 31, 1999, the charge to NAI was $834,000. This amount has been offset against technology costs. For the fiscal periods prior to 1999, we provided similar services to NAI, which were allocated and accounted for in the same manner.

     Indemnification and Voting Agreement. The Company has entered into an indemnification and voting agreement with NAI which became effective on December 2, 1999. Except under certain specified circumstances, NAI will indemnify the Company for all losses related to any third party claims relating to events or circumstances arising out of actions or inaction of NAI, including its subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as NAI owns at least 20% of the Company's outstanding voting power, it will vote its shares of the Company's common stock in favor of the election of two independent directors.

     Registration Rights Agreement. The Company has entered into a registration rights agreement with NAI that entitles NAI to include its shares of Company common stock in any future registration of common stock made by the Company, other than any registration statement relating to an acquisition or a stock option plan. In addition, at any time after six months from December 2, 1999, NAI or certain transferees can request that the Company file a registration statement so they can publicly sell their shares. The Company has agreed

                             MCAFEE.COM CORPORATION
pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by NAI or certain transferees in connection with any such registration.

 6. EMPLOYEE BENEFIT PLANS

401(k) AND PROFIT SHARING PLAN

     NAI has a 401(k) Savings Plan which covers substantially all Company full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). Administrative and matching expenses, which are charged to the Company by NAI, have, to date, not been significant.

EMPLOYEE STOCK PURCHASE PLAN

     In September 1999 the Company's Board of Directors adopted the Company's Employee Stock Purchase Plan, (the "1999 Purchase Plan"). A total of 500,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan, plus annual increases equal to the lesser of: (1) 1 million shares; (2) 3% of the outstanding shares on such date; or (3) an amount determined by the Board of Directors. All Company full-time employees are eligible to participate in the Plan. The Plan is comprised of two year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of NAI's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single purchase period is 2,500 shares. On February 1, 2000, 97,004 shares were issued under the Plan.

 7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock, par value $.001 per share. The Company's Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 1999, no shares of preferred stock have been issued.

COMMON STOCK

     The Company has authorized 100,000,000 shares of Class A common stock, par value $.001 per share. The Company also has authorized 65,000,000 shares of Class B common stock, par value $.001 per share. As of December 31, 1999, 36,000,000 shares of Class B common stock have been issued to NAI, and 7,206,250 shares of Class A common stock have been issued.

     Class A and B shares are identical in all respects except for voting rights and certain conversion rights. Class A shares are entitled to one vote per share and Class B shares are entitled to three votes per share. Class A common stock is not convertible. Class B common stock is convertible, in whole or in part, at any time and from time-to-time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock. Class A and Class B common stock will be treated as a single class in the event of liquidation of the Company. Any share of Class B common stock transferred by NAI will automatically convert into Class A common stock upon transfer.

                             MCAFEE.COM CORPORATION

STOCK OPTION PLANS

  1999 Stock Plan

     In January 1999, the Board of Directors approved the 1999 Stock Plan (the "Plan"), as amended June 19, 1999. Under the Plan, the Company has reserved 8,388,000 shares for issuance to employees, officers, directors and consultants. The Plan also provides for automatic annual increases to be added at the annual stockholder's meeting, equal to the lower of: (a) 2.5 million shares of Class A common stock, (b) 5% of the outstanding shares of all Class A common stock on that date, or (c) an amount determined by the Company's Board of Directors. The Plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the Plan expire ten years after grant.

DIRECTOR OPTION PLAN

     In September 1999, the Company adopted the 1999 Director Option Plan. The Company has reserved 150,000 shares for issuance under the plan to certain members of its Board who are not employees of the Company or any affiliated corporation. Under the plan the number of shares reserved under the plan will automatically increase at the date of the Annual Stockholder's Meeting by the number of shares required to restore the reserve available for new options to 150,000 shares. Each outside director will automatically be granted an option to purchase 40,000 shares of Company common stock on the date at which they become a director. Each anniversary thereafter, each outside director will automatically be granted an option to purchase 10,000 shares of Company common stock. Both the initial and subsequent grants vest at a rate of 25% after one year and 1/48 each month thereafter.

     Aggregate activity under the stock option plans is as follows:

                                                                     OPTIONS OUTSTANDING
                                                  ----------------------------------------------------------
                                       SHARES                                                       WEIGHTED
                                     AVAILABLE    NUMBER OF           PRICE            AGGREGATE    AVERAGE
                                     FOR GRANT      SHARES          PER SHARE            PRICE      EX PRICE
                                     ----------   ----------   --------------------   -----------   --------
Options authorized January 1999....   8,388,000           --            --                     --       --
Options authorized September
  1999.............................     150,000           --            --                     --       --
Options granted -- company
  employees........................  (3,482,335)   3,482,335      $3.67 - $44.00      $18,806,000    $5.40
Options granted -- NAI officers and
  employees........................  (3,808,500)   3,808,500      $3.67 - $12.00       15,295,377    $4.02
Options exercised -- company
  employees........................          --           --            --                     --       --
Options exercised -- NAI officers
  and employees....................          --      (18,750)         $6.55              (122,813)   $6.55
Options cancelled -- company
  employees........................     226,550     (226,550)     $4.64 - $12.00       (1,463,888)   $6.46
Options cancelled -- NAI officers
  and employees....................   1,710,000   (1,710,000)         $3.67            (6,270,001)   $3.67
                                     ----------   ----------   --------------------   -----------    -----
Balance at December 31, 1999.......   3,183,715    5,335,535      $3.67 - $44.00      $26,244,675    $4.92
                                     ==========   ==========   ====================   ===========    =====

                             MCAFEE.COM CORPORATION

     The following information regarding the stock options granted to Company employees is provided in compliance with SFAS 123. The Company has elected to continue accounting for such options in accordance with APB No. 25.

                                             OPTIONS OUTSTANDING
                                      ---------------------------------         OPTIONS EXERCISABLE
                                      WEIGHTED AVERAGE                    -------------------------------
                          NUMBER         REMAINING          WEIGHTED          NUMBER          WEIGHTED
         RANGE OF       OUTSTANDING   CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AT      AVERAGE
      EXERCISE PRICES   AT 12/31/99        (YRS)         EXERCISE PRICE      12/31/99      EXERCISE PRICE
      ---------------   -----------   ----------------   --------------   --------------   --------------
                $3.67      900,000          9.04             $ 3.67                --              --
                $4.64    1,355,750          9.50             $ 4.64                --              --
                $6.55      179,950          9.73             $ 6.55                --              --
                $7.33      743,585          9.77             $ 7.33                --              --
      $12.00 - $44.00       76,500          9.91             $14.72                --              --
      ---------------    ---------          ----             ------         ---------          ------
      $ 3.67 - $44.00    3,255,785          9.46             $ 5.33                --              --
      ---------------    ---------          ----             ------         ---------          ------

     The following information regarding the stock options granted to non-employees is provided in compliance with SFAS 123.

                                             OPTIONS OUTSTANDING
                                      ---------------------------------         OPTIONS EXERCISABLE
                                      WEIGHTED AVERAGE                    -------------------------------
                          NUMBER         REMAINING          WEIGHTED          NUMBER          WEIGHTED
         RANGE OF       OUTSTANDING   CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AT      AVERAGE
      EXERCISE PRICES   AT 12/31/99        (YRS)         EXERCISE PRICE      12/31/99      EXERCISE PRICE
      ---------------   -----------   ----------------   --------------   --------------   --------------
          $ 3.67         1,710,000          9.04             $ 3.67         1,710,000          $ 3.67
          $ 6.55           327,250          9.72             $ 6.55           327,250          $ 6.55
          $ 7.33             4,500          9.77             $ 7.33             4,500          $ 7.33
          $12.00            38,000          9.91             $12.00            38,000          $12.00
      --------------     ---------          ----             ------         ---------          ------
      $3.67 - $12.00     2,079,750          9.16             $ 4.28         2,079,750          $ 4.28
      ==============     =========          ====             ======         =========          ======

     The fair market value of the options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. Options granted to employees typically vest over a four-year period. The options granted to non-employees are fully vested. Parameters for the option analysis are listed below.

                                                    OPTIONS GRANTED TO    OPTIONS GRANTED TO
                                                    COMPANY EMPLOYEES       NON-EMPLOYEES
                                                    ------------------    ------------------
Risk free interest rate...........................          5.40%                5.40%
Expected life (yrs)...............................          4                    0.90
Volatility........................................        85%                  76%
Dividend yield....................................          0                    0

     The weighted average expected life of the option grants was estimated based on historical exercise patterns. Volatility was estimated based on the weighted average volatility of five public companies in similar business to the Company. The Company has not paid a dividend and has no plans to do so.

     The weighted average grant date fair value of options granted to employees year ended December 31, 1999 was $4.37. The weighted average grant date fair value of options granted to non-employees year ended December 1999 was $2.30.

     The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option pricing model. The Company's plan is described in Note 6. Purchase periods occur twice yearly and each offering effectively contains a 6, 12, 18 and 24 month option.

                             MCAFEE.COM CORPORATION

     The weighted average fair value of options granted pursuant to the Employee Stock Purchase Plan in 1999 was $3.45.

     The following pro forma information for the year ended December 31, 1999 has been calculated for grants to employees following the provisions of SFAS 123.

Net loss (thousands)......................................  $(31,265)
Net loss per share........................................  $  (0.88)

     The impact on pro forma earnings per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

STOCK-BASED COMPENSATION CHARGE

     In January 1999, certain officers of NAI were granted options to purchase 3,420,000 shares of the Company's Class A common stock. These options originally vested over four years. Since these officers are not employees of the Company, these options are accounted for at fair market value in accordance with SFAS 123 and its interpretations. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in the Company's results of operations over the vesting period. The Company recorded compensation expense of approximately $1.2 million and $1.6 million for the three and six months ended June 30, 1999, respectively. On September 22, 1999, with the agreement of the optionholders, the Company cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change the Company recorded a charge of approximately $5.6 million, including a charge for options for 336,000 shares granted to Network Associates employees in September 1999. On October 1, 1999 options to purchase a further 43,000 shares were issued to Network Associates employees. As a result of these option grants, the Company recorded a compensation charge of approximately $112,000 in the quarter ended December 31, 1999.

REVERSE STOCK SPLIT

     On July 28, 1999, the Company effected a 5:3 reverse stock split. All share and per share information included in these financial statements has been retroactively adjusted to reflect this reverse stock split.

 8. PROVISION FOR INCOME TAXES

     Under the Company's tax sharing agreement with NAI, it calculates its income taxes on a separate return basis, including utilization of any carryback or carryforward amounts.

     The Company has provided a full valuation allowance against its deferred tax assets due to the uncertainty that such assets may be realizable.

     Significant components of net deferred tax assets at December 31, 1999, 1998 and 1997 consist of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Federal tax at statutory rate...............................   34%       34%       34%
Revenue previously recognized...............................   10%        0%        0%
Non-deductible stock compensation...........................   (9)%       0%        0%
                                                              ---       ---       ---
Change in valuation allowance...............................  (35)%     (34)%     (34)%
                                                              ---       ---       ---
                                                                0%        0%        0%
                                                              ===       ===       ===

                             MCAFEE.COM CORPORATION

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1999       1998      1997
                                                         --------    -------    -----
Accrued liabilities and reserves.......................  $  2,106    $   264    $   0
Net operating loss carryover...........................     8,589        966      724
R&D credit carryover...................................       248          0        0
                                                         --------    -------    -----
                                                           10,942      1,230      724
                                                         --------    -------    -----
Valuation allowance....................................  $(10,942)   $(1,230)   $(724)
                                                         --------    -------    -----

 9. COMMITMENTS AND CONTINGENCIES

LITIGATION

     Hilgraeve and Trend Micro have each filed suit against NAI with respect to the anti-virus technology that the Company licenses from NAI. NAI has indicated that it believes it has valid defenses to these actions and intends to defend them vigorously. In addition to naming NAI as a defendant in these litigation matters, claimants may seek to name the Company as a defendant in related actions and seek damages from the Company. Under the terms of an indemnification agreement with NAI, subject to certain exemptions, NAI has agreed to indemnify and defend the Company and hold it harmless from any losses as a result of these or other intellectual property claims arising out of events or circumstances occurring prior to the consummation of the Company's initial public offering. The litigation process is subject to inherent uncertainties and the Company and/or NAI may not prevail in these matters, or the Company and/or NAI may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by the Company or the Company's products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to NAI or the Company. In addition, any involvement in legal actions regarding the Company's intellectual property rights could be expensive and could distract management from the Company's day-to-day operations.

10. NET INCOME (LOSS) PER SHARE

     Net income (loss) available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

     The fully diluted earnings per share calculation for the year ended December 31, 1999 excludes options to purchase 5,335,535 shares as they are anti-dilutive.

11. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF SIGNAL 9

     On February 15, 2000, the Company acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc. ("Signal 9"), a privately held provider of personal firewall software, for approximately $2.0 million in cash and 385,001 shares of Company Class A common stock. The acquisition will be recorded in the quarter ended March 31, 2000, using the purchase method of accounting and the Company expects that substantially all of the purchase price will be allocated to purchased technology and goodwill.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28th day of March, 2000.

                                          MCAFEE.COM CORPORATION.

                                                  /s/ SRIVATS SAMPATH
                                          --------------------------------------
                                                     Srivats Sampath
                                            President, Chief Executive Officer
                                                       and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                  /s/ SRIVATS SAMPATH                        President, Chief Executive Officer and
--------------------------------------------------------     Director (Principal Executive Officer)
                   (Srivats Sampath)

                  /s/ EVAN S. COLLINS                     Vice President, Chief Financial Officer and
--------------------------------------------------------       Secretary (Principal Financial and
                   (Evan S. Collins)                              Accounting Officer) Director

                   /s/ WILLIAM LARSON                                       Director
--------------------------------------------------------
                    (William Larson)

                     /s/ FRANK GILL                                         Director
--------------------------------------------------------
                      (Frank Gill)

                   /s/ PRABHAT GOYAL                                        Director
--------------------------------------------------------
                    (Prabhat Goyal)

                   /s/ RICHARD SCHELL                                       Director
--------------------------------------------------------
                    (Richard Schell)

                               INDEX TO EXHIBITS

EXHIBIT NO.                         EXHIBIT TITLE                            PAGE NO.
-----------                         -------------                            --------
    3.2      Amended and Restated Certificate of Incorporation of
             McAfee.com Corporation, dated December 2, 1999(1)
   10.1      Form of Indemnification Agreement between the Company and
             each of its directors and officers(1)
   10.2      1999 Amended and Restated Stock Plan and form of agreements thereunder(1)
   10.3      1999 Director Option Plan and form of agreements
             thereunder(1)
   10.4      1999 Employee Stock Purchase Plan and form of agreements
             thereunder(1)
   10.5      Corporate Management Services Agreement between the Company and Networks Associates, Inc., dated as of January 1,
             1999(1)
   10.6      Technology Cross License Agreement between McAfee.com and
             Networks Associates, Inc., dated as of January 1, 1999(1)
   10.7      Registration Rights Agreement between McAfee.com and
             Networks Associates, Inc., dated as of January 1, 1999(1)
   10.8      Asset Contribution and Receivables Settlement Agreement
             between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)
   10.9      Intercompany Revolving Loan Agreement between McAfee.com and
             Networks Associates, Inc., dated as of January 1, 1999(1)
   10.10     Tax Sharing Agreement between McAfee.com and Networks
             Associates, Inc., dated as of January 1, 1999(1)
   10.11     Indemnification and Voting Agreement between McAfee.com and
             Networks Associates, Inc. dated August 20, 1999(1)
   10.12     Joint Cooperation and Master Services Agreement between
             McAfee.com and Networks Associates, Inc. dated as of January
             1, 1999(1)
   10.13     Amended and Restated Electronic Software Reseller/Web
             SiteServices Agreement between Beyond.com Corporation and
             McAfee.com, dated as of May 17, 1999(1)
   10.14     Stockholders Agreement between McAfee.com and Network
             Associates, Inc., dated as of October 31, 1999(1)
   10.15     Lease Agreement dated February 14, 2000 for facility at 535
             Oakmead Parkway, Sunnyvale, California by and between RNM
             535 Oakmead L.P.
   21.1      Consolidated Subsidiaries as of December 31, 1999
   23.1      Consent of PricewaterhouseCoopers LLP
   27.1      Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 2, 1999.