Form 10-Q
period 2000-03-31
MCAFEE COM CORP
filed 2000-05-08
CIK 1095388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                         COMMISSION FILE NUMBER 0-28247

                            ------------------------

                             MCAFEE.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0503003
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

                               2805 BOWERS AVENUE
                         SANTA CLARA, CALIFORNIA 95051
                                 (408) 572-1500
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

     As of April 30, 2000, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 7,701,005. The number of outstanding shares of the registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        THIS DOCUMENT CONTAINS 35 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 35.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MCAFEE.COM CORPORATION

                           FORM 10-Q, MARCH 31, 2000
                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets:
         March 31, 2000 and December 31, 1999........................    3
         Condensed Consolidated Statements of Operations and
         Comprehensive Income:
         Three months ended March 31, 2000 and March 31, 1999........    4
         Condensed Consolidated Statements of Cash Flows:
         Three months ended March 31, 2000 and March 31, 1999........    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS
         OF OPERATIONS...............................................   12
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................   16

                        PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   33
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................   33
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   33
SIGNATURES...........................................................   34
EXHIBIT INDEX........................................................   35

                             MCAFEE.COM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 45,515       $ 67,321
  Short-term marketable securities..........................     8,959          6,427
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns reserve of $600 at March 31,
     2000 and $600 at December 31, 1999.....................     2,431          3,486
Prepaid expenses and other current assets...................     2,813            943
                                                              --------       --------
          Total current assets..............................    59,718         78,177
Long-term marketable securities.............................    23,389         12,751
Fixed assets, net...........................................     4,732          4,359
Intangible and other assets.................................    17,393             --
                                                              --------       --------
          Total assets......................................  $105,232       $ 95,287
                                                              ========       ========

                                      LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  2,560       $  1,256
  Accrued liabilities.......................................     9,103          8,447
  Deferred revenue..........................................    22,034         21,280
  Payable to NAI............................................     5,243          8,313
                                                              --------       --------
          Total liabilities.................................    38,940         39,296
                                                              --------       --------

                                 STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 5,000,000 shares;
  None outstanding
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares;
Issued and outstanding: 7,696,505 shares at March 31, 2000
  and 7,206,250 at December 31, 1999........................         8              7
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and
     outstanding at March 31, 2000 and December 31, 1999....        36             36
Additional paid-in capital..................................   106,272         89,221
Other comprehensive loss....................................      (176)           (56)
Accumulated deficit.........................................   (39,848)       (33,217)
                                                              --------       --------
          Total stockholders' equity........................    66,292         55,991
                                                              --------       --------
          Total liabilities and stockholders' equity........  $105,232       $ 95,287
                                                              ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenue.....................................................  $10,258    $ 3,468
                                                              -------    -------
Cost of revenue:
  Product costs.............................................      367        953
  Technology costs..........................................    1,996      1,226
  License fee payable to NAI................................      729        434
                                                              -------    -------
Total cost of revenue.......................................    3,092      2,613
                                                              -------    -------
Gross margin................................................    7,166        855
Operating expenses:
  Research and development..................................    2,778      1,558
  Marketing and sales.......................................    9,582      2,398
  General and administrative................................    1,988        349
  Amortization of intangibles...............................      748         --
  Stock-based compensation..................................       --        456
                                                              -------    -------
          Total operating costs and expenses................   15,096      4,761
                                                              -------    -------
          Loss from operations..............................   (7,930)    (3,906)
Interest and other income and expense, net..................    1,299         --
                                                              -------    -------
          Net loss..........................................  $(6,631)   $(3,906)
                                                              =======    =======
Other comprehensive income:
  Unrealized losses on securities...........................  $  (113)   $    --
  Foreign currency translation loss.........................       (7)        --
                                                              -------    -------
Comprehensive loss..........................................  $(6,751)   $(3,906)
                                                              =======    =======
Net loss per share..........................................  $ (0.15)   $ (0.11)
                                                              =======    =======
Shares used in per share calculation -- basic and diluted...   43,483     36,000
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash flows from operating activities:
Net loss....................................................  $(6,631)   $(3,906)
Adjustments to reconcile net income to net cash provided
  from operating activities:
  Depreciation and amortization.............................    1,268         58
  Stock-based compensation..................................       --        456
  Changes in assets and liabilities:
     Accounts receivable....................................    1,323         (5)
     Prepaid expenses and other assets......................   (1,987)
     Accounts payable and accrued liabilities...............    1,720      1,281
     Deferred revenue.......................................      754     10,054
                                                              -------    -------
          Net cash (used in) provided by operating
           activities.......................................   (3,553)     7,938
                                                              -------    -------
Cash flows from investing activities:
  Purchases and other changes of marketable securities,
     net....................................................  (13,253)        --
  Additions to fixed assets.................................     (893)        --
  Acquisition of Signal 9 Solutions, net of cash acquired...   (1,981)        --
                                                              -------    -------
          Net cash used in investing activities.............  (16,127)        --
                                                              -------    -------
Cash flows from financing activities:
  Change in amount due to NAI...............................   (3,070)    (7,938)
  Proceeds from issuance of common stock under stock option
     and stock purchase plans...............................    1,044         --
  Other.....................................................      (65)        --
                                                              -------    -------
          Net cash used in financing activities.............   (2,091)    (7,938)
                                                              -------    -------
  Effect of exchange rate fluctuations......................      (35)        --
                                                              -------    -------
Net increase in cash and cash equivalents...................  (21,806)        --
Cash and cash equivalents at beginning of period............   67,321         --
                                                              -------    -------
Cash and cash equivalents at end of period..................  $45,515    $    --
                                                              =======    =======
Non cash investing and financing activities:
  Unrealized loss on available-for-sale securities..........  $   (83)   $    --
                                                              -------    -------
  Acquisition of Signal 9 Solutions by issuance of common
     stock..................................................  $16,074    $    --
                                                              -------    -------
  Contribution of fixed assets from NAI.....................  $    --    $   247
                                                              -------    -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

  Description of the Company

     McAfee.com Corporation, a publicly traded, majority owned subsidiary of Networks Associates, Inc. ("NAI"), was incorporated in December 1998, and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of NAI.

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

  Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods.

 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal year ending December 31, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

 3. BUSINESS COMBINATIONS

  Signal 9 Solutions, Inc.

     On February 15, 2000, the Company acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc. ("Signal 9"), a privately held provider of personal firewall software, for $2.0 million in cash and 385,001 shares of the Company's Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $18.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however the Company determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $18.0 million was recorded as purchased technology and goodwill, and is being amortized on a straight-line basis over three years.

     As of March 31, 2000 the Company finalized it purchase price allocation as follows (in thousands):

Cash.......................................................  $ 2,000
Stock......................................................   16,074
Transaction cost...........................................      237
                                                             -------
Total purchase price.......................................  $18,311
                                                             =======
Net assets acquired and liabilities assumed................  $   302
                                                             -------
Intangibles................................................   18,009
                                                             -------
Total allocation of purchase price.........................  $18,311
                                                             =======

     Pro forma information with respect to revenue and net loss, as if the Company had acquired Signal 9 on January 1, 1999 does not materially differ from the historical information presented, subject to the amortization of goodwill, which would have been approximately $1.5 million in each of the three months ended March 31, 2000 and March 31, 1999.

 4. SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in the United States.

     At March 31, 2000, two customers had accounts receivable balances representing 20% and 13% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at March 31, 2000. For the three months ended March 31, 2000 the largest customer accounted for 28% of our total revenue.

 5. NET LOSS PER SHARE

     Net loss available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

     The fully diluted earnings per share calculations for the three months ended March 31, 2000 and the three months ended March 31, 1999 excludes outstanding options to purchase 5,373,035 and 4,320,000 shares, respectively.

 6. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with Network Associates, Inc. ("NAI") for the purpose of defining their ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties. Although these agreements or the transactions contemplated by these agreements may not have been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties, the Company believes that these agreements taken as a whole are fair to both parties and that the amount of the expenses contemplated by the agreements would not be materially different if the Company operated on a stand-alone basis.

     Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $1.4 million in the three months ended March 31, 2000 and $506,000 in the three months ended March 31, 1999.

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

     Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node, individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for the three months ended March 31, 2000 is 13.5%. Also under this agreement, the Company has granted NAI non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter.

     The Company was charged royalties under this agreement of $979,000 in the three months ended March 31, 2000 and $684,000 in the three months ended March 31, 1999.

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

     Revolving Loan Agreement. In January 1999, the Company entered into a revolving loan agreement with NAI. Under the agreement, NAI has agreed to make available to the Company up to $30 million in cash as a revolving loan. The interest rate under this revolving loan is equal to the one-month LIBOR rate. The revolving loan is repayable in full on January 1, 2001, the termination date of the agreement. As of March 31, 2000, no amounts were outstanding under this agreement.

     Tax Sharing Agreement. The Company and NAI have entered into a tax sharing agreement under which the Company calculates income taxes on a separate return basis. The Company will be included in NAI's consolidated group for federal income tax purposes for so long as NAI beneficially owns at least 80% of the total voting power and the value of the outstanding common stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and NAI, during the period in which the Company is included in NAI's consolidated group, the Company could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of NAI's consolidated group.

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

     Joint Cooperation Agreement. The Company has entered into a Joint Cooperation and Master Services Agreement with NAI which governs the provision of technology services among the parties. Under this agreement, NAI's anti-virus emergency response team (AVERT) will provide us with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently we have entered into one such statement of work under which we provide Network Associates the infrastructure and technical support services for Network Associates' web site (www.nai.com). Network Associates pays us a fee for these services in an amount equal to ten percent of our total quarterly technology costs plus a ten percent service charge. Although we are obligated to provide these services until December 31, 2000 under this statement of work, the Company and NAI have agreed that NAI will take over the running of the NAI web site as of May 1, 2000. The charge to NAI under this statement of work was approximately $247,000 for the three months ended March 31, 2000 and approximately $151,000 for the three months ended March 31, 1999. This amount has been offset against technology costs.

     Indemnification and Voting Agreement. The Company has entered into an indemnification and voting agreement with NAI which became effective on December 2, 1999. Except under certain specified

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

     Registration Rights Agreement. The Company has entered into a registration rights agreement with NAI that entitles NAI to include its shares of Company common stock in any future registration of common stock made by the Company, other than any registration statement relating to an acquisition or a stock option plan. In addition, at any time after May 2, 2000, NAI or certain transferees can request that the Company file a registration statement so they can publicly sell their shares. The Company has agreed pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by NAI or certain transferees in connection with any such registration.

     Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master Distribution Agreement, retroactive to January 1, 2000, with NAI KK, a majority-owned Japanese subsidiary of NAI. Under the terms of the agreement, NAI KK will be the exclusive distributor of the Company's products in the Japanese PC OEM channel for an initial term of three years. The Company will receive a license fee of fifty percent (50%) of net sales revenue received by NAI KK from its distribution in this channel. The Company, in turn, will pay NAI KK a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic.

     Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on or about May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

 7. LITIGATION

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, we are not a party to any litigation or other legal proceeding, including product liability claims, that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

     Network Associates is a party to several litigation matters, described below, that relate to the anti-virus software technology they license to us. Network Associates has indicated that it intends to defend these lawsuits vigorously. Under the terms of our intercompany license agreement and indemnification and voting agreement, Network Associates has agreed to indemnify us with respect to these existing matters. See Related Party Transactions.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

                             MCAFEE.COM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

     This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Risk Factors" and elsewhere in this Report on Form 10-Q.

OVERVIEW

     We are currently a majority-owned subsidiary of NAI. We were incorporated in December 1998 and, effective January 1, 1999 NAI contributed to us its consumer e-commerce business, which began operations in January 1996. To date, NAI has provided a number of administrative and support services to us and we will continue to rely on NAI to provide many of these services for the foreseeable future. These services are based on NAI's management's estimate of the cost of these services and are using a percentage of total expenses for the services provided, based on headcount. See Note 6 of notes to financial statements. In light of the above, you should not consider our historical financial statements to be representative of future results.

     We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

     - software subscriptions for our hosted PC security and management applications provided on our web site, including McAfee Clinic and Oil Change, our initial hosted subscription service;

     - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Hewlett-Packard. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit-card based transactions;

     - sponsorship arrangements in which we provide access to other vendors' web sites;

     - co-hosting arrangements where products and services are branded under both our brand and that of our partners; and

     - banner advertising and other advertising space on our web site sold by us or our partners to third parties.

     Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 37% of our revenue in the three months ended March 31, 2000. Furthermore, during the three months ended March 31, 2000, approximately 28% of our net revenue was derived from the sale of software licenses through Beyond.com.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                     2000        1999
                                                    ------      -------
Net revenue.......................................  100.0%       100.0%
Cost of net revenue:
  Product.........................................    3.5         27.5
  Technology costs................................   19.5         35.4
  License fees....................................    7.1         12.5
                                                    -----       ------
          Total cost of net revenue...............   30.1         75.4
                                                    -----       ------
Operating expenses:
  Research and development........................   27.1         44.9
  Marketing and sales.............................   93.4         69.1
  General and administrative......................   19.4         10.1
  Amortization of intangibles.....................    7.3           --
  Stock-based compensation........................     --         13.1
                                                    -----       ------
          Total operating expenses................  147.2        137.2
                                                    -----       ------
Loss from operations..............................  (77.3)      (112.6)
Interest and other income and expense, net........   12.7           --
                                                    -----       ------
          Net loss................................  (64.6)%     (112.6)%
                                                    =====       ======

     Net Revenue. Net revenue increased to $10.3 million in the three months ended March 31, 2000 from $3.5 million in the three months ended March 31, 1999. This increase was primarily a result of the official launch of our website in the second quarter of 1999, revenue related to subscriptions for McAfee Clinic which we began charging for in September 1999, as well as revenue from sponsorship and co-hosting arrangements and advertising on our site.

     Cost of Net Revenue. Cost of net revenue includes product costs, technology costs and license fees to NAI (See Note 6 to notes to financial statements). Technology costs are included in cost of net revenue because these costs represent the cost of selling our products and services over the Internet. Technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site and other related costs associated with the maintenance of the web site. Although on a percentage basis, cost of net revenue decreased due to higher net revenue. Cost of net revenue increased to $3.1 million in the three months ended March 31, 2000 from $2.6 million in the three months ended March 31, 1999. The increase in cost of net revenue was due to an increase in technology costs relating to the continuing investment in our infrastructure, as well as license fees payable to NAI due to increased revenues, partially offset by a reduction in product costs as a result of Beyond.com becoming a reseller in May 1999. Prior to May 1999, product costs include charges from Beyond.com for processing and fulfilling sales transactions, including credit card processing fees and fulfillment costs.

     We expect that cost of net revenue will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue over time as we continue to expand our operations.

     Research and Development. Research and development costs consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation as well as allocated overhead expenses. Research and development expenses increased to $2.8 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. This increase was primarily due to a significant investment in research and development headcount and infrastructure as we continue to expand and enhance our product and service offerings. As a percentage of net revenue, research and development expenses were 27% in the three months ended March 31, 2000 and 45% in the three months ended March 31, 1999.

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

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses increased to $9.6 million in the three months ended March 31, 2000, from $2.4 million in the three months ended March 31, 1999. This increase was primarily due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as development of strategic relationships with a variety of Internet companies, including America Online, or AOL, and Excite@Home, or Excite. We have also continued our advertising campaign to build brand awareness and increased the number of sales and marketing personnel. As a percentage of net revenue, marketing and sales expenses were 93% in the three months ended March 31, 2000 and 69% in the three months ended March 31, 1999.

     We expect marketing and sales expenses to increase in absolute dollars over time as we continue to aggressively market our products and services to attract new paid subscribers; continue to establish strategic relationships with third parties; and expand internationally. However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of charges under the corporate services agreement with NAI and of salary and benefit expenses for administrative personnel. Under the corporate services agreement, NAI is providing services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. The expenses are allocated based on relative headcount and include a 10% mark-up from NAI's allocated expenses. In turn, we allocate a portion of these charges related to facilities and information technology infrastructure to marketing and sales and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by NAI, the corporate services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms.

     General and administrative expenses increased to $2.0 million in the three months ended March 31, 2000 from $349,000 in the three months ended March 31, 1999. This increase was primarily due to public company expenses as well as an increase in the charge from NAI as a result of a significant increase in headcount resulting from our increased investment in infrastructure and expansion of operations. As a percentage of net revenue, general and administrative expenses were 19% in the three months ended March 31, 2000 and 10% in the three months ended March 31, 1999. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

     Stock-Based Compensation. In January 1999, five officers of NAI were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. We recorded compensation expense of approximately $456,000 in the three months ended March 31, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to NAI employees in September, October and December 1999.

     Amortization of intangibles. We expensed approximately $748,000 of amortization related to intangibles in the three months ended March 31, 2000. Intangibles consist of purchased goodwill and certain technology acquired through the acquisition of Signal 9 in February 2000.

     Interest and other income and expense, net. Interest and other income and expense, net, increased to $1.3 million in the three months ended March 31, 2000 from zero in the three months ended March 31, 1999. This increase is due to interest income from the investment of the net proceeds from the issuance of common stock in our initial public offering in December 1999.

     Taxes. Our operations are included in NAI's consolidated U.S. tax returns. No income tax provision has been included in our financial statements because net losses were incurred throughout the reporting period. We have entered into a tax sharing agreement with NAI effective as of December 2, 1999. See Note 6 for a more detailed description of the NAI tax sharing agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had $45.5 million in cash and cash equivalents and $32.3 million in marketable securities, for a combined total of $77.8 million. $5.2 million is due to NAI related to cash payments made on our behalf by NAI, as well as intercompany charges from NAI, in the three months ended March 31, 2000, net of a payment of $7.0 million made to NAI in March to settle previously outstanding amounts. At March 31, 2000, we also had in place an intercompany revolving loan agreement under which NAI has agreed to make up to $30 million available to us. The interest rate under this revolving loan is equal to the one-month LIBOR rate, which fluctuates daily and was 6.13% on March 31, 2000. The revolving loan is payable in full on January 1, 2001, the termination date of the agreement. As of March 31, 2000, there were no amounts outstanding under the revolving loan agreement.

     Net cash used in operating activities was $3.6 million in the three months ended March 31, 2000, resulting primarily from the net loss of $6.6 million as well as an increase in prepaid and other assets, partially offset by depreciation and amortization and a decrease in accounts receivable and increases in accounts payable and accrued liabilities and deferred revenue.

     Net cash provided by operating activities was $7.9 million in the three months ended March 31, 1999, resulting primarily from a $10.1 million increase in deferred revenue, partially offset by net loss before depreciation and amortization and stock-based compensation.

     Net cash used in investing activities was $16.1 million in the three months ended March 31, 2000, resulting from purchases and other changes in marketable securities, purchases of fixed assets as well as the purchase of Signal 9 Solutions. Net cash used in investing activities was zero in the three months ended March 31, 1999.

     Net cash used in financing activities was $2.1 million in the three months ended March 31, 2000 resulting primarily from the change in the amount payable to NAI partially offset by proceeds from issuance of common stock under our stock option and stock purchase plans. Net cash used in financing activities was $7.9 million in the three months ended March 31, 1999 resulting from the change in the amount payable to NAI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the year ended December 31, 1999.

                                  RISK FACTORS

     The following risk factors should be considered in conjunction with the information in this Report on Form 10-Q.

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

OUR AGREEMENTS WITH NETWORK ASSOCIATES ARE NOT THE RESULT OF ARM'S LENGTH NEGOTIATIONS AND AS A RESULT THE AGREEMENTS MAY BE LESS FAVORABLE TO US THAN IF THE AGREEMENTS WERE NEGOTIATIONS WERE AT ARM'S LENGTH

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

     Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products which incorporates a number of the features included in our online products and services. We compete with these Network Associates products based on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates also provides hosted online products and services to business users through its MyCIO.com subsidiary. Our license agreement with Network Associates currently restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology which enables us to provide hosted products and services. As a result, absent Network Associates' consent, we are unable to pursue business customers for our online products and services and we may experience customer confusion, each of which would harm our business or limit our business opportunities.

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

     Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of March 31, 2000, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

     We rely on Network Associates to protect the technology and intellectual property that it licenses to us through a combination of patent, trademark, trade secret and copyright law and contractual restrictions. Despite Network Associates' precautionary measures, third parties could copy or otherwise obtain or use the licensed technology and intellectual property without authorization. Our license agreement with Network Associates does not permit us to take independent legal action against third parties to enforce Network Associates' intellectual property rights. In the future Network Associates may be, subject to litigation related to the technology licensed to us. Adverse determinations in that litigation could:

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

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

     Hilgraeve and Trend Micro have each filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. See Note 7 to Notes to Condensed Consolidated Financial Statements for a description of these pending actions. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

     The value of our McAfee.com brand is closely linked to the reputation of Network Associates' McAfee-branded software, such as VirusScan. Network Associates owns the McAfee trademark and will continue to maintain the right to control the sale of McAfee and other Network Associates-branded "shrink-wrapped" boxed software into non-online and corporate channels. Our McAfee.com brand and competitive position could be harmed by:

     - publicity surrounding inadequate levels of consumer support for, or poor performance of, Network Associates' McAfee-branded products, particularly McAfee VirusScan; and

     - customer confusion related to Network Associates' continued sale of McAfee-branded products in non-online channels and corporate channels including the on-line offering of anti-virus products to businesses.

     The McAfee.com web site address, or domain name, and the McAfee trademark are important to our business and are licensed to us by Network Associates. If we were to lose the McAfee.com domain name or the use of this trademark, our business would be harmed, and we would need to devote substantial resources towards developing an independent brand identity through its myCIO.com subsidiary.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FURTHER LOSSES

     As of March 31, 2000 we had aggregate net losses of approximately $39.8 million. Our net losses as a percentage of net revenue were 65% in the three months ended March 31, 2000 and 113% in the three months ended March 31, 1999. We expect to continue to incur significant net operating losses for the foreseeable future. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses will increase significantly during the next several years, as we incur additional expenses related to:

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

     Obtain Relevant Content. For our recommendations to be accurate, we must successfully obtain and maintain:

     - relationships with vendors, such as hardware and software distributors, who agree to have their products included in our database of products we recommend to consumers for purchase;

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

     Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. Our current agreement with Beyond.com, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site, expires on June 30, 2000. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the three months ended March 31, 2000, approximately 28% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

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

     During the three months ended March 31, 2000, approximately 28% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

     - our success in licensing our contextual e-commerce technology;

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

     The market for Internet products and services is subject to rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our web site. These efforts may require us to internally develop increasingly complex technologies or license them from either Network Associates or other parties. Developing and integrating new products, services or technologies into our web site could be expensive and time-consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively on a timely basis, we may be unable to continue to attract new users or to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or to do so, we may incur substantial expenses. We must also work through our strategic relationships to expand and enhance the content on our web site.

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

OUR INTENDED EXPANSION INTO INTERNATIONAL MARKETS COULD EXPOSE US TO RELATED RISKS THAT COULD HARM OUR BUSINESS

     We currently are expanding our operations outside the United States. To expand our business, we intend to continue to develop subscriber relationships with users outside of the United States. Expansion of our business to international consumers poses significant challenges, including the creation of non-English language or localized versions of our web site. Conducting business outside of the United States is subject to additional risks, including:

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

     Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of March 31, 2000, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

     The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During the first quarter of 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $32.38. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS

     On February 15, 2000 we completed the acquisition of Signal 9 Solutions Canada, Inc. As part of our growth strategy, we may acquire additional companies, products and technologies which are complementary to our business. These acquisitions involve a number of risks and we may not realize the expected benefits of these transactions.

     The integration of an acquired company or technology involves a complex, time consuming and expensive process. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate Signal 9 and other potential acquisitions, we may need to, among other things, successfully:

     - attract and retain key management and other personnel;

     - integrate the acquired products into our suite of product offerings both from an engineering and a sales and marketing perspective;

     - integrate and support preexisting supplier, distribution and customer relationships;

     - coordinate research and development efforts;

     - integrate sales forces; and

     - consolidate duplicate facilities.

     The difficulties of integrating an acquired company may be exacerbated by the geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined. Successful acquisitions may be more difficult to accomplish in the high technology industry than in other industries, and will require the dedication of our management resources. Management's focus on the integration of operations may distract attention from our day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition. If we cannot successfully integrate any potential acquisition, our business could suffer.

     Our available cash and our securities may be used to acquire companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we acquire a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT.

     In future periods we will experience significant charges related to the amortization of purchased technology and goodwill in connection with our recent acquisition of Signal 9 accounted for under the purchase method of accounting. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

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

CURRENT AND FUTURE LEGISLATION COULD LIMIT OUR ABILITY TO EXPAND OUR CONTEXTUAL E-COMMERCE SERVICES AND LICENSING EFFORTS

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

                             MCAFEE.COM CORPORATION

                            FORM 10-Q MARCH 31, 2000

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 7 of the Notes to the Condensed Consolidated Financial Statements included herein on page 10 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 15, 2000 we acquired Signal 9 Solutions, Inc. ("Signal 9"). In connection therewith, we issued an aggregate of 385,001 shares of our Class A common stock to the shareholders of Signal 9. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding us.

     On December 1, 1999, a registration statement on Form S-1 (No.333-87609) was declared effective by the SEC, pursuant to which 7,187,500 shares of the Company's common stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $86.3 million. The managing underwriters were Morgan Stanley Dean Witter, Hambrecht & Quist and Robertson Stephens. In connection with the offering, the Company incurred $6.0 million in underwriting discounts and commissions, and approximately $1.3 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $78.9 million. McAfee.com has used a portion of the net proceeds of the offering to fund working capital and sales and marketing expenditure and to acquire Signal 9 Solutions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) The Company filed the following reports on Form 8-K:

         February 23, 2000 related to the acquisition of Signal 9.

     (b)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                             MCAFEE.COM CORPORATION

                            FORM 10-Q MARCH 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCAFEE.COM CORPORATION

                                          By:       /s/ EVAN COLLINS
                                          Name:           Evan Collins
                                          Title:                  Vice President
                                                     Administration,
                                                 Chief Financial Officer and
                                                             Secretary

Date: May 8, 2000

                               INDEX TO EXHIBITS

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
 3.2      Amended and Restated Certificate of Incorporation of
          McAfee.com Corporation, dated December 2, 1999(1)...........
10.1      Form of Indemnification Agreement between the Company and
          each of its directors and officers(1).......................
10.2      1999 Amended and Restated Stock Plan and form of agreements thereunder(1)...............................................
10.3      1999 Director Option Plan and form of agreements
          thereunder(1)...............................................
10.4      1999 Employee Stock Purchase Plan and form of agreements
          thereunder(1)...............................................
10.5      Corporate Management Services Agreement between the Company and Networks Associates, Inc., dated as of January 1,
          1999(1).....................................................
10.6      Technology Cross License Agreement between McAfee.com and
          Networks Associates, Inc., dated as of January 1, 1999(1)...
10.7      Registration Rights Agreement between McAfee.com and
          Networks Associates, Inc., dated as of January 1, 1999(1)...
10.8      Asset Contribution and Receivables Settlement Agreement
          between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1).......................................
10.9      Intercompany Revolving Loan Agreement between McAfee.com and
          Networks Associates, Inc., dated as of January 1, 1999(1)...
10.10     Tax Sharing Agreement between McAfee.com and Networks
          Associates, Inc., dated as of January 1, 1999(1)............
10.11     Indemnification and Voting Agreement between McAfee.com and
          Networks Associates, Inc. dated August 20, 1999(1)..........
10.12     Joint Cooperation and Master Services Agreement between
          McAfee.com and Networks Associates, Inc. dated as of January
          1, 1999(1)..................................................
10.13     Amended and Restated Electronic Software Reseller/Web
          SiteServices Agreement between Beyond.com Corporation and
          McAfee.com, dated as of May 17, 1999(1).....................
10.14     Stockholders Agreement between McAfee.com and Network
          Associates, Inc., dated as of October 31, 1999(1)...........
10.15     Lease Agreement dated February 14, 2000 for facility at 535
          Oakmead Parkway, Sunnyvale, California by and between RNM
          535 Oakmead L.P.(2).........................................
10.16     Master OEM Distributor Agreement between McAfee.com and
          Network Associates K.K. ....................................
27.1      Financial Data Schedule.....................................

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 2, 1999.

(2) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 29, 2000.