Form 10-Q
period 2000-06-30
MCAFEE COM CORP
filed 2000-08-11
CIK 1095388

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 00-28247
                            ------------------------

                             MCAFEE.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0503003
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

                              535 OAKMEAD PARKWAY
                          SUNNYVALE, CALIFORNIA 94085
                                 (408) 992 5000
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                               2805 BOWERS AVENUE
                         SANTA CLARA, CALIFORNIA 95051
                                 (408) 572-1500
                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)
                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

     As of July 31, 2000, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 8,393,945. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        THIS DOCUMENT CONTAINS 36 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 36.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MCAFEE.COM CORPORATION

                            FORM 10-Q, JUNE 30, 2000

                            ------------------------

                                    CONTENTS

                             ITEM NUMBER                               PAGE
                             -----------                               ----
                       PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets:
           June 30, 2000 and December 31, 1999.......................    1
         Condensed Consolidated Statements of Operations and
           Comprehensive Income:
           Three and six months ended June 30, 2000 and June 30,
           1999......................................................    2
         Condensed Consolidated Statements of Cash Flows:
           Six months ended June 30, 2000 and June 30, 1999..........    3
         Notes to Condensed Consolidated Financial Statements........    4
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................   11
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK......................................................   15

                        PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   33
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................   33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   33
ITEM 5.  OTHER INFORMATION...........................................   33
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   34
SIGNATURES...........................................................   35
EXHIBIT INDEX........................................................   36

                             MCAFEE.COM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    -------------
Current assets:
  Cash and cash equivalents.................................  $ 25,312       $67,321
  Short-term marketable securities..........................    24,700         6,427
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns reserve of $600 at June 30,
     2000 and $600 at December 31, 1999.....................     2,780         3,486
Prepaid expenses and other current assets...................     2,793           943
                                                              --------       -------
          Total current assets..............................    55,585        78,177
Long-term marketable securities.............................    23,394        12,751
Fixed assets, net...........................................     7,866         4,359
Intangible and other assets.................................    19,915            --
                                                              --------       -------
          Total assets......................................  $106,760       $95,287
                                                              ========       =======

                                      LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  3,630       $ 1,256
  Accrued liabilities.......................................    10,530         8,447
  Deferred revenue..........................................    22,948        21,280
  Payable to NAI............................................     6,556         8,313
  Other liabilities.........................................        11            --
                                                              --------       -------
          Total liabilities.................................    43,675        39,296
                                                              --------       -------

                                 STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 5,000,000 shares; None outstanding
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares; Issued and outstanding:
  7,934,280 shares at June 30, 2000 and 7,206,250 at
  December 31, 1999.........................................         8             7
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and
  outstanding at June 30, 2000 and December 31, 1999........        36            36
Additional paid-in capital..................................   110,234        89,221
Other comprehensive loss....................................      (595)          (56)
Accumulated deficit.........................................   (46,598)      (33,217)
                                                              --------       -------
          Total stockholders' equity........................    63,085        55,991
                                                              --------       -------
          Total liabilities and stockholders' equity........  $106,760       $95,287
                                                              ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenue...........................................  $11,907    $ 5,863    $ 22,165    $  9,331
                                                    -------    -------    --------    --------
Cost of revenue:
  Product costs...................................      395        829         762       1,782
  Technology costs................................    2,035      2,126       4,031       3,352
  License fee payable to NAI......................      575        667       1,304       1,101
                                                    -------    -------    --------    --------
          Total cost of revenue...................    3,005      3,622       6,097       6,235
                                                    -------    -------    --------    --------
Gross margin......................................    8,902      2,241      16,068       3,096
Operating expenses:
  Research and development........................    3,506      1,145       6,284       2,703
  Marketing and sales.............................    9,654      5,055      19,236       7,453
  General and administrative......................    2,110      1,628       4,098       1,977
  Amortization of intangibles.....................    1,526         --       2,274          --
  Stock-based compensation........................       --      1,170          --       1,626
                                                    -------    -------    --------    --------
          Total operating costs and expenses......   16,796      8,998      31,892      13,759
                                                    -------    -------    --------    --------
          Loss from operations....................   (7,894)    (6,757)    (15,824)    (10,663)
Interest and other income and expense, net........    1,236         --       2,535          --
                                                    -------    -------    --------    --------
Income before provision for income taxes..........   (6,658)    (6,757)    (13,289)    (10,663)
  Provision for income taxes......................       92         --          92          --
                                                    -------    -------    --------    --------
          Net loss................................  $(6,750)   $(6,757)   $(13,381)   $(10,663)
                                                    =======    =======    ========    ========
Other comprehensive income:
  Unrealized gain (loss) on securities............       12         --        (101)         --
  Foreign currency translation loss...............     (431)        --        (438)         --
                                                    -------    -------    --------    --------
Comprehensive loss................................  $(7,169)   $(6,757)   $(13,920)   $(10,663)
                                                    =======    =======    ========    ========
Net loss per share................................  $ (0.15)   $ (0.19)   $  (0.31)   $  (0.30)
                                                    =======    =======    ========    ========
Shares used in per share calculation -- basic and
  diluted.........................................   43,749     36,000      43,616      36,000
                                                    =======    =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
Net loss....................................................  $(13,381)   $(10,663)
Adjustments to reconcile net income to net cash provided
  from operating activities:
  Depreciation and amortization.............................     3,111         290
  Stock-based compensation..................................        --       1,626
  Changes in assets and liabilities:
     Accounts receivable....................................       974        (432)
     Prepaid expenses and other assets......................    (2,152)         --
     Accounts payable and accrued liabilities...............     3,420       5,114
     Deferred revenue.......................................     1,668      12,827
                                                              --------    --------
          Net cash (used in) provided by operating
            activities......................................    (6,360)      8,762
                                                              --------    --------
Cash flows from investing activities:
  Purchases and other changes of marketable securities,
     net....................................................   (29,017)         --
  Additions to fixed assets.................................    (4,322)         --
  Acquisitions, net of cash acquired........................    (1,959)         --
                                                              --------    --------
          Net cash used in investing activities.............   (35,298)         --
                                                              --------    --------
Cash flows from financing activities:
  Change in amount due to NAI...............................    (1,757)     (8,762)
  Proceeds from issuance of common stock under stock option
     and stock purchase plans...............................     1,555          --
  Other.....................................................      (142)         --
                                                              --------    --------
          Net cash used in financing activities.............      (344)     (8,762)
                                                              --------    --------
Effect of exchange rate fluctuations........................        (7)         --
                                                              --------    --------
Net increase in cash and cash equivalents...................   (42,009)         --
Cash and cash equivalents at beginning of period............    67,321          --
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 25,312    $     --
                                                              ========    ========
Non cash investing and financing activities:
  Unrealized loss on available-for-sale securities..........  $   (101)   $     --
                                                              --------    --------
  Acquisitions by issuance of common stock..................  $ 19,600    $     --
                                                              --------    --------
  Contribution of fixed assets from NAI.....................  $     --    $  2,674
                                                              --------    --------

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

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods.

 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS
138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the adoption of these pronouncements will not have a material impact on the Company's financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

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

     As of March 31, 2000 the Company finalized its purchase price allocation as follows (in thousands):

Cash........................................................  $ 2,000
Stock.......................................................   16,074
Transaction costs...........................................      237
                                                              -------
          Total purchase price..............................   18,311
                                                              -------
Net assets acquired and liabilities assumed.................      302
                                                              -------
Intangibles.................................................   18,009
                                                              -------
          Total allocation of purchase price................  $18,311
                                                              =======

     In June 2000 the Company acquired another company, for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however the Company determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $4.3 million was recorded as goodwill, and is being amortized on a straight-line basis over three years. The activities of the acquired company were insignificant.

     Pro forma information with respect to revenue and net loss, as if the Company had acquired these companies on January 1, 1999 does not materially differ from the historical information presented, subject to the amortization of goodwill, which would have been approximately $1.85 million in each of the three months ended June 30, 2000 and June 30, 1999 and approximately $3.7 million in each of the six months ended June 30, 2000 and June 30, 1999.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

     At June 30, 2000, two customers had accounts receivable balances representing 14% and 13% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at June 30, 2000. For the three months ended June 30, 2000 the largest customer accounted for 20% of our total revenue.

 5. NET LOSS PER SHARE

     Net loss available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

     The fully diluted earnings per share calculations for the three and six months ended June 30, 2000 exclude outstanding options to purchase 5,845,910 shares. The fully diluted earnings per share calculations for the three and six months ended June 30, 1999 excludes outstanding options to purchase 4,320,000 shares.

 6. RELATED PARTY TRANSACTIONS

  Change in Control Agreements

     Srivats Sampath entered into an agreement with us dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of our shares, (ii) a Network Associates change of control, if we are majority owned by them at the time, or (iii) a sale of substantially all of our assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with us is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

     Evan Collins entered into an agreement with us dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of our shares, (ii) a Network Associates change of control, if we are majority owned by them at the time, or
(iii) a sale of substantially all of our assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with us is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

  Other Related Party Transactions

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

     Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $1.6 million in the three months ended June 30, 2000 and $835,000 in the three months ended June 30, 1999. NAI charged the Company $3.0 million in the six months ended June 30, 2000 and $1.3 million in the six months ended June 30, 1999.

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

     Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node, individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for the three months ended June 30, 2000 is 11.9%. Also under this agreement, the Company has granted NAI non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter.

     The Company was charged royalties under this agreement of $826,000 in the three months ended June 30, 2000, $917,000 in the three months ended June 30, 1999, $1.8 million in the six months ended June 30, 2000 and $1.6 million in the six months ended June 30, 1999.

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

     Revolving Loan Agreement. In January 1999, the Company entered into a revolving loan agreement with NAI. Under the agreement, NAI has agreed to make available to the Company up to $30 million in cash as a revolving loan. The interest rate under this revolving loan is equal to the one-month LIBOR rate. The revolving loan is repayable in full on January 1, 2001, the termination date of the agreement. As of June 30, 2000, no amounts were outstanding under this agreement.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

     Joint Cooperation Agreement. The Company has entered into a Joint Cooperation and Master Services Agreement with NAI which governs the provision of technology services among the parties. Under this agreement, NAI's anti-virus emergency response team (AVERT) will provide us with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently we have entered into one such statement of work under which we provide Network Associates the infrastructure and technical support services for Network Associates' web site (www.nai.com). Network Associates pays us a fee for these services in an amount equal to ten percent of our total quarterly technology costs plus a ten percent service charge. Although we are obligated to provide these services until December 31, 2000 under this statement of work, the Company and NAI agreed that NAI take over the running of the NAI web site as of May 1, 2000. The charge to NAI under this statement of work was zero for the three months ended June 30, 2000 and approximately $105,000 for the three months ended June 30, 1999. The charge was approximately $247,000 for the six months ended June 30, 2000 and approximately $256,000 for the six months ended June 30, 1999. This amount has been offset against technology costs.

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

     Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master Distribution Agreement, retroactive to January 1, 2000, with NAI KK, a majority-owned Japanese subsidiary of Network Associates, Inc. Under the terms of the agreement, NAI KK will be the exclusive distributor of the

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

Company's products in the Japanese PC OEM channel for an initial term of three years. The Company will receive a license fee of fifty percent (50%) net sales revenue received by NAI KK from its distribution in this channel. The Company, in turn, will pay NAI KK a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic.

     Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

 7. LITIGATION

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business.

     On August 1, 2000, the Company was served by Simple.com Inc. with a suit filed in the United States District Court, Northern District of California, San Jose Division alleging copyright infringement, breach of contract, misappropriation of trade secrets, unfair competition, conversion and breach of implied covenant of good faith and fair dealing by the Company. Simple.com alleges that the Company copied certain portions of the Company's "desktop" user interface from the Simple.com web site. Simple.com's complaint sought injunctive relief and unspecified money damages. The Company is currently preparing a response to the complaint. No hearing dates have been set in connection with this litigation.

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

     The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. The trial began on May 1, 2000. The parties reached a settlement during trial which was formally executed on May 31, 2000. The lawsuit was dismissed on July 13, 2000.

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings.

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

     We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

     - software subscriptions for our hosted PC security and management applications provided on our web site, including McAfee Clinic, Firewall, Wireless Security Center and Oil Change, our initial hosted subscription service;

     - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Hewlett-Packard and Toshiba. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit-card based transactions;

     - sponsorship arrangements in which we provide access to other vendors' web sites;

     - co-hosting arrangements where products and services are branded under both our brand and that of our partners; and

     - banner advertising and other advertising space on our web site sold by us or our partners to third parties.

     Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 27% of our revenue in the three months ended June 30, 2000. Furthermore, during the three months ended June 30, 2000, approximately 20% of our net revenue was derived from the sale of software licenses through Beyond.com.

REVENUE RECOGNITION

     Revenue recognition varies depending on the product or service sold:

     - Recognition of net revenue at the time of delivery from the sale of software products sold through both the McAfee Store and our e-retail distributors, such as Beyond.com and America Online, and sales to OEMs, varies depending on the product being sold. For products that include future upgrades, updates or services, such as VirusScan licenses, a percentage of the revenue is deferred and recognized ratably over the period for which these upgrades, updates or services are provided, usually one year. The amount deferred is based on the price of these upgrades, updates and future services when sold separately. For the majority of our products, however, we do not sell these upgrades, updates and services separately and therefore we typically defer a substantial portion of total revenue and recognize it ratably over one year. Products sold through our e-retail distributors are sold by us to them at a discount form list price and additionally, some of our e-retail distributors may purchase product for inventory. We recognize revenue for these products when they are sold to the end user.

     - Revenue from the fees received for providing sponsorships, co-hosting arrangements and software subscriptions for our hosted applications is deferred at the time of the transaction and is recognized ratably over the term of the arrangement or the subscription term.

     - Revenue from banner advertising and other advertising space on our web site is typically recognized as advertisement impressions are delivered.

     As a result, our ability to increase revenue and the rate at which we increase revenue in any future period is directly impacted by the nature of the underlying revenue and that portion which is deferred.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

                                             THREE MONTHS        SIX MONTHS
                                                 ENDED              ENDED
                                               JUNE 30,           JUNE 30,
                                            ---------------    ---------------
                                            2000      1999     2000      1999
                                            -----    ------    -----    ------
Net revenue...............................  100.0%    100.0%   100.0%    100.0%
Cost of net revenue:
  Product.................................    3.3      14.1      3.4      19.1
  Technology costs........................   17.1      36.3     18.2      35.9
  License fees............................    4.8      11.4      5.9      11.8
                                            -----    ------    -----    ------
     Total cost of net revenue............   25.2      61.8     27.5      66.8
                                            -----    ------    -----    ------
Operating expenses:
  Research and development................   29.5      19.5     28.3      29.0
  Marketing and sales.....................   81.1      86.2     86.8      79.9
  General and administrative..............   17.7      27.7     18.5      21.2
  Amortization of intangibles.............   12.8        --     10.3        --
  Stock-based compensation................     --      20.0       --      17.4
                                            -----    ------    -----    ------
     Total operating expenses.............  141.1     153.4    143.9     147.5
                                            -----    ------    -----    ------
Loss from operations......................  (66.3)   (115.2)   (71.4)   (114.3)
Interest and other income and expense,
  net.....................................   10.4        --     11.4        --
                                            -----    ------    -----    ------
Income before provision for income
  taxes...................................  (55.9)   (115.2)   (60.0)   (114.3)
Provision for income taxes................   (0.8)       --     (0.4)       --
                                            -----    ------    -----    ------
     Net loss.............................  (56.7)%  (115.2)%  (60.4)%  (114.3)%
                                            -----    ------    -----    ------

     Net Revenue. Net revenue increased to $11.9 million in the three months ended June 30, 2000 from $5.9 million in the three months ended June 30, 1999. Net revenue increased to $22.2 million in the six months ended June 30, 2000 from $9.3 million in the six months ended June 30, 1999. These increases were primarily a result of the official launch of our website in the second quarter of 1999, revenue related to subscriptions for McAfee Clinic which we began charging for in September 1999, McAfee Personal Firewall which we began selling on March 15, 2000, as well as revenue from sponsorship and co-hosting arrangements and advertising on our site. During the quarter ended June 20, 2000 a significant portion of our net revenue was derived from sponsorship, e-commerce and advertising relationships with Internet companies. In future periods, the amount and timing of similar revenue may be adversely impacted by a number of factors including the capital market volatility and the willingness of third parties to enter into sponsorship and advertising arrangements with online companies in general, and McAfee.com in particular. See "Risks Related to our Business -- Volatility of the capital markets may negatively affect the credit quality of our customers, reduce the duration and revenue of future customer agreements, and expand our sales cycle."

     Cost of Net Revenue. Cost of net revenue includes product costs, technology costs and license fees to NAI (See Note 6 to notes to financial statements). Technology costs are included in cost of net revenue because these costs represent the cost of selling our products and services over the Internet. Technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site and other related costs associated with the maintenance of the web site. On a percentage basis, cost of net revenue decreased due to higher net revenue. Cost of net revenue decreased to $3.0 million in the three months ended June 30, 2000 from $3.6 million in the three months ended June 30, 1999. Cost of net revenue decreased to $6.1 million in the six months ended June 30, 2000 from $6.2 million in the six months ended June 30, 1999. The decrease in cost of net revenue was due to a decrease in the license fee to NAI as a result of the declining license fee rate (see Note 6 to notes to financial statements), as well as a reduction in product costs as a result of Beyond.com becoming a reseller in May 1999. Prior to May 1999, product costs include charges from Beyond.com for processing and fulfilling sales transactions, including credit card processing fees and fulfillment costs.

     We expect that cost of net revenue will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue over time as we continue to expand our operations.

     Research and Development. Research and development costs consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation as well as allocated overhead expenses. Research and development expenses increased to $3.5 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999. Research and development expenses increased to $6.3 million in the six months ended June 30, 2000 from $2.7 million in the six months ended June 30, 1999. This increase was primarily due to the significant investment in research and development headcount and infrastructure as we continue to expand and enhance our product and service offerings. As a percentage of net revenue, research and development expenses were 30% in the three months ended June 30, 2000, 20% in the three months ended June 30, 1999, 28% in the six months ended June 30, 2000 and 29% in the six months ended June 30, 1999.

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

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses increased to $9.7 million in the three months ended June 30, 2000, from $5.1 million in the three months ended June 30, 1999. Marketing and sales increased to $19.2 million in the six months ended June 30, 2000 from $7.5 million in the six months ended June 30, 1999. This increase was primarily due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as development of strategic relationships with a variety of Internet companies, including America Online, or AOL, and Excite@Home, or Excite. We have also continued our advertising campaign to build brand awareness and increased the number of sales and marketing personnel. As a percentage of net revenue, marketing and sales expenses were 81% in the three months ended June 30, 2000, 86% in the three months ended June 30, 1999, 87% in the six months ended June 30, 2000 and 80% in the six months ended June 30, 1999.

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

     General and administrative expenses increased to $2.1 million in the three months ended June 30, 2000 from $1.6 million in the three months ended June 30, 1999. General and administrative expenses increased to $4.1 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999. This increase was primarily due to public company expenses as well as an increase in the charge from NAI as a result of a significant increase in headcount resulting from our increased investment in infrastructure and expansion of operations. As a percentage of net revenue, general and administrative expenses were 18% in the three months ended June 30, 2000, 28% in the three months ended June 30, 1999, 19% in the six months ended June 30, 2000 and 21% in the six months ended June 30, 1999. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

     Stock-Based Compensation. In January 1999, five officers of NAI were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. We recorded compensation expense of approximately $1.2 million in the three months ended June 30, 1999 and $1.6 million in the six months ended June 30, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to NAI employees in September, October and December 1999.

     Amortization of intangibles. We expensed approximately $1.5 million of amortization related to intangibles in the three months ended June 30, 2000 and $2.3 million in the six months ended June 30, 2000. Intangibles consist of purchased goodwill and certain technology acquired through the acquisition of Signal 9 in February 2000 and a privately held Delaware company in June 2000.

     Interest and other income and expense, net. Interest and other income and expense, net, increased to $1.2 million in the three months ended June 30, 2000 from zero in the three months ended June 30, 1999 and $2.5 million in the six months ended June 30, 2000 from zero in the six months ended June 30, 1999. This increase is due to interest income from the investment of the net proceeds from the issuance of common stock in our initial public offering in December 1999.

     Taxes. Our operations are included in NAI's consolidated U.S. tax returns. The provision for income taxes in the three months ended June 30, 2000 relates to withholding tax on the intercompany royalty payment under our agreement with NAI KK. No income tax provision has been included because net losses were incurred throughout the reporting period. We have entered into a tax sharing agreement with NAI effective as of December 2, 1999. See Note 6 for a more detailed description of the NAI tax sharing agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had $25.3 million in cash and cash equivalents and $48.1 million in marketable securities, for a combined total of $73.4 million. $6.6 million is due to NAI related to cash payments made on our behalf by NAI, as well as intercompany charges from NAI, in the six months ended June, 2000, net of a payment of $3.5 million made to NAI in June to settle previously outstanding amounts. At June 30, 2000, we also had in place an intercompany revolving loan agreement under which NAI has agreed to make up to $30 million available to us. The interest rate under this revolving loan is equal to the one-month LIBOR rate, which fluctuates daily and was 6.6% on June 30, 2000. The revolving loan is payable in full on January 1, 2001, the termination date of the agreement. As of June 30, 2000, there were no amounts outstanding under the revolving loan agreement.

     Net cash used in operating activities was $6.4 million in the six months ended June 30, 2000, resulting primarily from the net loss of $13.4 million as well as an increase in prepaid and other assets, partially offset by depreciation and amortization and a decrease in accounts receivable and increases in accounts payable and accrued liabilities and deferred revenue.

     Net cash provided by operating activities was $8.8 million in the six months ended June 30, 1999, resulting primarily from a $12.8 million increase in deferred revenue as well as an increase in accounts payable and accrued liabilities, partially offset by net loss before depreciation and amortization and stock-based compensation.

     Net cash used in investing activities was $35.3 million in the six months ended June 30, 2000, resulting from purchases and other changes in marketable securities, purchases of fixed assets, leasehold improvements related to our new facility as well as the purchase of Signal 9 Solutions and certain other technology. Net cash used in investing activities was zero in the six months ended June 30, 1999.

     Net cash used in financing activities was $344,000 in the six months ended June 30, 2000 resulting primarily from the change in the amount payable to NAI partially offset by proceeds from issuance of common stock under our stock option and stock purchase plans. Net cash used in financing activities was $8.8 million in the six months ended June 30, 1999 resulting from the change in the amount payable to NAI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended June 30, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the year ended December 31, 1999.

                                  RISK FACTORS

     The following risk factors should be considered in conjunction with the information in this Report on Form 10-Q.

RISKS RELATED TO OUR RELATIONSHIP WITH NETWORK ASSOCIATES

     We are currently a majority-owned subsidiary of Network Associates. We were incorporated in December 1998 and effective January 1, 1999 Network Associates contributed the assets of its consumer e-commerce business to us.

WE DO NOT OWN MUCH OF THE CORE TECHNOLOGY AND INTELLECTUAL PROPERTY UNDERLYING OUR CURRENT PRODUCTS AND OUR CURRENTLY PLANNED PRODUCTS.

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

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER US COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

     Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of June 30, 2000, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

     Hilgraeve and Trend Micro have each filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. The Trend Micro suit was recently settled. See Note 7 to Notes to Condensed Consolidated Financial Statements for a description of these pending actions. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FURTHER LOSSES

     As of June 30, 2000 we had aggregate net losses of approximately $46.6 million. Our net losses as a percentage of net revenue were 57% in the three months ended June 30, 2000, and 115% in the three months ended June 30, 1999. We expect to continue to incur significant net operating losses for the foreseeable future. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses will increase significantly during the next several years, as we incur additional expenses related to:

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

     Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. The new agreement expires on June 30, 2001. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the three months ended June 30, 2000, approximately 20% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

OUR MANAGEMENT TEAM WAS ONLY RECENTLY FORMED, AND OUR SUCCESS DEPENDS UPON THEIR ABILITY TO WORK EFFECTIVELY TOGETHER AND OUR ABILITY TO RETAIN THEM

     Because our senior management currently consists of individuals who have worked together for a relatively short period of time our management may be unable to work together effectively. Our Vice President of Marketing joined in May 2000 and our current Vice President of Sales is serving on an interim basis. We are substantially dependent on the continued services of our senior management, including Srivats Sampath, our chief executive officer, and Evan Collins, our chief financial officer, as well as key technical and engineering personnel. We do not have employment agreements with any of our senior management or key personnel and we do not maintain any "key person" life insurance policies. If our management team fails to work together effectively, or if we lose the services of any other members of senior management or key personnel, our business could be harmed.

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

     We have experienced significant temporary increases in traffic to our web site in response to particular events, such as the Melissa and Chernobyl computer virus outbreaks in the first half of 1999, and the I Love You computer virus outbreaks in the three months ended June 30, 2000, each of which approximately tripled our then average daily web site traffic. To respond to sudden traffic increases, we must expand and maintain the capacity of our IT infrastructure. If we are unable to effectively expand our IT infrastructure to accommodate traffic increases, consumers may experience difficulties in accessing our web site or in downloading products and information from our web site. This could materially harm our business.

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

     During the three months ended June 30, 2000, approximately 20% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

VOLATILITY OF THE CAPITAL MARKETS MAY NEGATIVELY AFFECT THE CREDIT QUALITY OF OUR CUSTOMERS, REDUCE THE DURATION AND REVENUE OF FUTURE CUSTOMER AGREEMENTS, AND EXPAND OUR SALES CYCLE.

     Much of our revenue is derived from sponsorship, e-commerce and advertising relationships with Internet companies, many of whom are in the early stages of development and depend on continued access to private and public capital markets to raise capital sufficient to sustain and expand their business. Volatility in the public capital markets could make it more difficult for those companies to raise needed capital. As a result, current Internet companies with whom we have existing agreements may have difficulty honoring their financial commitments to us. Additionally, prospective customers may be less inclined to enter into long-term agreements, or agreements involving large up-front payments or slotting fees paid to us. Instead customers may require shorter-term agreements and payments made over time based on actual performance. Additionally, uncertainty caused by capital market volatility may make prospective customers delay entering into agreements with us and reduce the amount of money they are willing to pay for our products and services. If our current and future customers fail to meet their financial obligations, if our sales cycle expands and the amount of revenue generated from each sale decreases our business would be negatively affected

COMPETITION FROM OTHER VENDORS MAY RENDER OUR PRODUCTS OBSOLETE OR LEAD TO REDUCED SALES OF OUR PRODUCTS OR REDUCED MARKET SHARE

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

WE MAY BE INVOLVED IN LEGAL PROCEEDINGS AND LITIGATION ARISING IN THE ORDINARY COURSE OF BUSINESS

     The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company currently is subject to litigation related to its intellectual property. There can be no assurance that developments will not arise out of such pending litigation or any other litigation to which the Company may become party, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     On August 1, 2000, the Company was served by Simple.com Inc. with a suit filed in the United States District Court, Northern District of California, San Jose Division alleging copyright infringement, breach of contract, misappropriation of trade secrets, unfair competition, conversion and breach of implied covenant of good faith and fair dealing by the Company. Simple.com alleges that the Company copied certain portions of the Company's "desktop" user interface from the Simple.com web site. Simple.com's complaint sought injunctive relief and unspecified money damages. The Company is currently preparing a response to the complaint. No hearing dates have been set in connection with this litigation.

     Although the Company intends to defend itself vigorously against the claims asserted against it in the foregoing actions or matters, there can be no assurance that such pending litigation will not have a material adverse effect on the Company's business, financial condition or operating results. The litigation process is subject to inherent uncertainties and no assurance can be given that the Company will prevail in any such matters, or will be able to obtain licenses, on commercially reasonable terms, or at all, under any patents or other intellectual property rights that may be held valid or infringed by the Company or its products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to the Company.

IF MICROSOFT TECHNOLOGY FAILS TO MAINTAIN ITS MARKET SHARE OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Currently, our online services are designed exclusively for PCs running Microsoft's Windows 95, Windows 98, Windows 2000 and Windows NT operating systems. For our web browser interface, we utilize Microsoft's Internet Explorer technology, which has achieved a market share of approximately 60% among home PC users according to Gartner Group, an industry research firm in 1999. We do not support Netscape browser technology except through use of specialized software, commonly referred to as "plug-ins," that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft's Internet Explorer must reside on the user's PC. If Microsoft's technology fails to continue to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

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

WE COULD FACE CLAIMS BY OUR CUSTOMERS FOR INVASION OF PRIVACY

     We collect and use data from our customers to process their orders for our services as well as in the operation of our services and targeting advertising on our website through our proprietary "Silhouette" profiling technology. This creates the potential for claims to be made against us based on invasion of privacy or other legal theories. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

     Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of June 30, 2000, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

     The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During the first six months of 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $17.38. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS

     On February 15, 2000 we completed the acquisition of Signal 9 Solutions Canada, Inc. and on June 14, 2000 we completed the acquisition of a privately held Delaware company. As part of our growth strategy, we may acquire additional companies, products and technologies which are complementary to our business. These acquisitions involve a number of risks and we may not realize the expected benefits of these transactions.

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

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT.

     In future periods we will experience significant charges related to the amortization of purchased technology and goodwill in connection with the acquisitions of Signal 9 in February 2000 and a privately held Delaware company in June 2000 accounted for under the purchase method of accounting. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 7 of the Notes to the Condensed Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 14, 2000 we acquired certain technological assets through the purchase of a privately held Delaware company. In connection therewith, we issued an aggregate of 165,000 shares of our Class A common stock to the shareholders of the Delaware company. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding us.

     On December 1, 1999, a registration statement on Form S-1 (No. 333-87609) was declared effective by the SEC, pursuant to which 7,187,500 shares of the Company's common stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $86.3 million. The managing underwriters were Morgan Stanley Dean Witter, Hambrecht & Quist and Robertson Stephens. In connection with the offering, the Company incurred $6.0 million in underwriting discounts and commissions, and approximately $1.3 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $78.9 million. McAfee.com has used a portion of the net proceeds of the offering to fund working capital and sales and marketing expenditure and to acquire Signal 9 Solutions in February 2000 and a privately held Delaware company in June 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     At the Annual Meeting of Stockholders of the Company on May 25, 2000, the following matters were acted upon by the stockholders of the Company:

     1. The election of Frank Gill and Prabhat Goyal as Class I directors of the Company to hold office for three-year terms:

Frank Gill
Shares in Favor.........................  114,101,931
Shares Against..........................      150,762

Prabhat Goyal
Shares in Favor.........................  113,902,320
Shares Against..........................      350,373

     2. The ratification of the appointment of PricewaterhouseCoopers L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 2000:

Shares in Favor.........................  114,228,644
Shares Against..........................       21,581
Shares Abstained........................        2,468

ITEM 5. OTHER INFORMATION

  Change in Control Agreements

     Srivats Sampath entered into an agreement with us dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of our shares, (ii) a Network Associates change of control, if we are majority owned by them at the time, or (iii) a sale of substantially all of our assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with us is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

     Evan Collins entered into an agreement with us dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of our shares, (ii) a Network Associates change of control, if we are majority owned by them at the time, or
(iii) a sale of substantially all of our assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with us is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) The Company filed no reports on Form 8K during the three months ended June 30, 2000.

     (b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCAFEE.COM CORPORATION

                                                   /s/ EVAN COLLINS

                                          --------------------------------------
                                                       Evan Collins
                                              Vice President Administration,
                                          Chief Financial Officer and Secretary

Date: August 11, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE                          PAGE NO.
-------                           -------------                          --------
 3.2       Amended and Restated Certificate of Incorporation of
           McAfee.com Corporation, dated December 2, 1999(1)...........
10.1       Form of Indemnification Agreement between the Company and
           each of its directors and officers(1).......................
10.2       1999 Amended and Restated Stock Plan and form of agreements thereunder(1)...............................................
10.3       1999 Director Option Plan and form of agreements
           thereunder(1)...............................................
10.4       1999 Employee Stock Purchase Plan and form of agreements
           thereunder(1)...............................................
10.5       Corporate Management Services Agreement between the Company and Networks Associates, Inc., dated as of January 1,
           1999(1).....................................................
10.6       Technology Cross License Agreement between McAfee.com and
           Networks Associates, Inc., dated as of January 1, 1999(1)...
10.7       Registration Rights Agreement between McAfee.com and
           Networks Associates, Inc., dated as of January 1, 1999(1)...
10.8       Asset Contribution and Receivables Settlement Agreement
           between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1).......................................
10.9       Intercompany Revolving Loan Agreement between McAfee.com and
           Networks Associates, Inc., dated as of January 1, 1999(1)...
10.10      Tax Sharing Agreement between McAfee.com and Networks
           Associates, Inc., dated as of January 1, 1999(1)............
10.11      Indemnification and Voting Agreement between McAfee.com and
           Networks Associates, Inc. dated August 20, 1999(1)..........
10.12      Joint Cooperation and Master Services Agreement between
           McAfee.com and Networks Associates, Inc. dated as of January
           1, 1999(1)..................................................
10.13      Amended and Restated Electronic Software Reseller/Web
           SiteServices Agreement between Beyond.com Corporation and
           McAfee.com, dated as of May 17, 1999(1).....................
10.14      Stockholders Agreement between McAfee.com and Network
           Associates, Inc., dated as of October 31, 1999(1)...........
10.15      Lease Agreement dated February 14, 2000 for facility at 535
           Oakmead Parkway, Sunnyvale, California by and between RNM
           535 Oakmead L.P.(2).........................................
10.16      Master OEM Distributor Agreement between McAfee.com and
           Network Associates K.K.(3)..................................
10.17      Change in Control Agreement dated July 14, 2000, between
           McAfee.com and Srivats Sampath..............................
10.18      Change in Control Agreement dated July 14, 2000, between
           McAfee.com and Evan Collins.................................
10.19      Amendment No.1 to the Amended and Restated Electronic
           Software Reseller/Web SiteServices Agreement between
           Beyond.com Corporation and McAfee.com, dated as of May 17,
           2000........................................................
27.1       Financial Data Schedule.....................................

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 2, 1999.

(2) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 29, 2000.

(3) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 8, 2000.