Form 10-Q
period 2000-09-30
MCAFEE COM CORP
filed 2000-11-13
CIK 1095388

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 00-28247

                            ------------------------

                             MCAFEE.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0503003
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

                              535 OAKMEAD PARKWAY
                          SUNNYVALE, CALIFORNIA 94085
                                 (408) 992 8100
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 8,616,936. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        This document contains 39 pages.
                        The Exhibit Index is on page 38.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MCAFEE.COM CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 2000
                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets:   September 30, 2000
           and December 31, 1999.....................................    1
         Condensed Consolidated Statements of Operations and
           Comprehensive Income:   Three and nine months ended
           September 30, 2000 and September 30, 1999.................    2
         Condensed Consolidated Statements of Cash Flows:   Nine
           months ended September 30, 2000 and September 30, 1999....    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   11
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   16
                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   36
Item 2.  Changes in Securities and Use of Proceeds...................   36
Item 6.  Exhibits and Reports on Form 8-K............................   36
SIGNATURES...........................................................   37
EXHIBIT INDEX........................................................   38

                             MCAFEE.COM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 28,045         $ 67,321
  Short-term marketable securities..........................      20,020            6,427
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns reserve of $907 at September
     30, 2000 and $600 at December 31, 1999.................       4,495            3,486
Prepaid expenses and other current assets...................       1,339              943
Deferred taxes..............................................       5,374               --
                                                                --------         --------
          Total current assets..............................      59,273           78,177
Long-term marketable securities.............................      23,524           12,751
Fixed assets, net...........................................       8,728            4,359
Intangible and other assets.................................      18,744               --
                                                                --------         --------
          Total assets......................................    $110,269         $ 95,287
                                                                ========         ========
                                        LIABILITIES
Current liabilities:
  Accounts payable..........................................    $  2,860         $  1,256
  Accrued liabilities.......................................      10,089            8,447
  Deferred revenue..........................................      23,571           21,280
  Payable to NAI............................................       7,441            8,313
  Tax payable to NAI........................................       5,374               --
  Other liabilities.........................................          10               --
                                                                --------         --------
          Total liabilities.................................      49,345           39,296
                                                                --------         --------
                                   STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 5,000,000 shares; None outstanding............          --               --
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares; Issued and outstanding:
     8,609,046 shares at September 30, 2000 and 7,206,250 at
     December 31, 1999......................................           9                7
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999...................................................          36               36
Additional paid-in capital..................................     114,269           89,221
Other comprehensive loss....................................        (601)             (56)
Accumulated deficit.........................................     (52,789)         (33,217)
                                                                --------         --------
          Total stockholders' equity........................      60,924           55,991
                                                                --------         --------
          Total liabilities and stockholders' equity........    $110,269         $ 95,287
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

                             MCAFEE.COM CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                    2000        1999        2000        1999
                                                   -------    --------    --------    --------
Revenue..........................................  $12,561    $  6,763    $ 34,726    $ 16,094
                                                   -------    --------    --------    --------
Cost of revenue:
  Product costs..................................      365         284       1,126       2,066
  Technology costs...............................    1,969       1,508       6,000       4,860
  License fee payable to NAI.....................      469         606       1,774       1,707
                                                   -------    --------    --------    --------
          Total cost of revenue..................    2,803       2,398       8,900       8,633
                                                   -------    --------    --------    --------
Gross margin.....................................    9,758       4,365      25,826       7,461
Operating expenses:
  Research and development.......................    3,820       1,755      10,104       4,458
  Marketing and sales............................    8,498       6,608      27,734      14,061
  General and administrative.....................    2,332       1,513       6,430       3,490
  Amortization of intangibles....................    1,824          --       4,098          --
  Stock-based compensation.......................      565       5,625         565       7,251
                                                   -------    --------    --------    --------
          Total operating costs and expenses.....   17,039      15,501      48,931      29,260
                                                   -------    --------    --------    --------
          Loss from operations...................   (7,281)    (11,136)    (23,105)    (21,799)
Interest and other income and expense, net.......    1,220          --       3,755          --
                                                   -------    --------    --------    --------
Income before provision for income taxes.........   (6,061)    (11,136)    (19,350)    (21,799)
  Provision for income taxes.....................      130          --         222          --
                                                   -------    --------    --------    --------
          Net loss...............................  $(6,191)   $(11,136)   $(19,572)   $(21,799)
                                                   =======    ========    ========    ========
Other comprehensive income:
  Unrealized gain on securities..................      155          --          54          --
  Foreign currency translation loss..............     (161)         --        (599)         --
                                                   -------    --------    --------    --------
Comprehensive loss...............................  $(6,197)   $(11,136)   $(20,117)   $(21,799)
                                                   =======    ========    ========    ========
Net loss per share...............................  $ (0.14)   $  (0.31)   $  (0.45)   $  (0.61)
                                                   =======    ========    ========    ========
Shares used in per share calculation -- basic and
  diluted........................................   44,413      36,000      43,882      36,000
                                                   =======    ========    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(19,572)   $(21,799)
  Adjustments to reconcile net income to net cash (used in)
     provided from operating activities (net of the effects
     of acquisitions):
     Depreciation and amortization..........................     5,755         540
     Stock-based compensation...............................       565       7,251
     Deferred taxes.........................................    (5,374)         --
     Allowance for doubtful accounts........................       307          --
     Changes in assets and liabilities:
       Accounts receivable..................................    (1,049)     (1,648)
       Prepaid expenses and other assets....................      (518)        (91)
       Accounts payable and accrued liabilities.............     2,209       6,024
       Deferred revenue.....................................     2,291      13,481
                                                              --------    --------
          Net cash (used in) provided by operating
            activities......................................   (15,386)      3,758
                                                              --------    --------
Cash flows from investing activities:
  Purchases and other changes of marketable securities,
     net....................................................   (24,312)         --
  Additions to fixed assets.................................    (6,004)     (1,344)
  Purchase of other investments.............................    (1,000)
  Acquisitions, net of cash acquired........................    (1,959)         --
                                                              --------    --------
          Net cash used in investing activities.............   (33,275)     (1,344)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option
     and stock purchase plans...............................     5,025          --
  Change in amount due to NAI...............................     4,502          (4)
  Other.....................................................      (142)         --
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................     9,385          (4)
                                                              --------    --------
Net increase in cash and cash equivalents...................   (39,276)      2,410
Cash and cash equivalents at beginning of period............    67,321          --
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 28,045    $  2,410
                                                              ========    ========
Non cash investing and financing activities:
  Unrealized gain on available-for-sale securities..........  $     54    $     --
                                                              ========    ========
  Acquisitions by issuance of common stock..................  $ 19,600    $     --
                                                              ========    ========
  Contribution of fixed assets from NAI.....................  $     --    $  2,674
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

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000, interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company adopted the guidance in FIN 44 effective July 1, 2000. The effects of the implementation are discussed in note 4 to the notes to these financial statements.

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

     As of March 31, 2000 the Company finalized its purchase price allocation as follows (in thousands):

Cash.......................................................  $ 2,000
Stock......................................................   16,074
Transaction costs..........................................      237
                                                             -------
Total purchase price.......................................  $18,311
                                                             =======
Net assets acquired and liabilities assumed................  $   302
Intangibles................................................   18,009
                                                             -------
Total allocation of purchase price.........................  $18,311
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

     Pro forma information with respect to revenue and net loss, as if the Company had acquired these companies on January 1, 1999 does not materially differ from the historical information presented, subject to the amortization of goodwill, which would have been approximately $1.8 million in each of the three months ended September 30, 2000 and September 30, 1999 and approximately $5.5 million in each of the nine months ended September 30, 2000 and September 30, 1999.

4. STOCK BASED COMPENSATION

     On April 22, 1999, NAI offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

NAI's common stock on April 22, 1999. Under the guidance in FIN 44 the repriced options are subject to variable accounting. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.3 million shares at $11.063 were vested and outstanding at September 30, 2000.

     In connection with the establishment of the Company, employees who were to transfer from NAI were offered the option to have their unvested options in NAI cancelled and replaced with new options for the Company's shares and keep their vested NAI options. The NAI options cancelled were included in those which were repriced as of April 22, 2000. This resulted in the Company issuing options to purchase 1.1 million shares. In addition the Company's employees retained options to purchase 368,717 shares of NAI common stock.

     Under the guidance in FIN 44 the new options issued to the employees of the Company are considered to be replacement options and, therefore, are also subject to variable accounting. In addition the Company must account for the NAI options retained by its employees using the variable accounting model.

     As a result the Company must remeasure the compensation expense on these options based on movements since July 1, 2000 in either the Company's or NAI's stock price. Until the Company's stock price exceeds $26.063 (the price on July 1, 2000), there will not be any further impact of the variable accounting treatment. The actual compensation charge to be recorded is remeasured at the end of each reporting period until the option is either exercised, cancelled without replacement or is forfeited. Once the option is exercised, cancelled without replacement or forfeited it is remeasured for the final time and the compensation charge fixed. As at July 1, 2000 the Company's stock price was $26.063, and NAI's stock price was $20.38. As of September 30, 2000 the stock prices were $14.875 and $22.625 respectively.

     The Company expenses the compensation charge calculated to the statements of operations over the remaining vesting period using the accelerated method detailed in FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". If the option is fully vested any charge is recorded in income immediately.

     As of September 30, 2000 the Company has options to purchase 721,748 shares of its common stock and options to purchase 101,755 shares of NAI stock, which are subject to variable accounting. During the three months ended September 30, 2000 the Company recorded stock based compensation expense of $565,000. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and NAI respectively. As a result the Company's results of operations may fluctuate in future based on these movements. In addition the actual charge recorded could be materially different to that calculated as of September 30, 2000.

5. SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in the United States.

     At September 30, 2000, one customer had an accounts receivable balance representing 13% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at September 30, 2000. For the three months ended September 30, 2000 the largest customer accounted for 15% of our total revenue.

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

6. NET LOSS PER SHARE

     Net loss available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

     The fully diluted earnings per share calculations for the three and nine months ended September 30, 2000 exclude outstanding options to purchase 4,604,450 shares. The fully diluted earnings per share calculations for the three and nine months ended September 30, 1999 excludes outstanding options to purchase 5,104,504 shares.

7. RELATED PARTY TRANSACTIONS

  Change in Control Agreements

     Srivats Sampath entered into an agreement with the Company dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of the Company's shares, (ii) a Network Associates change of control, if the Company is majority owned by them at the time, or (iii) a sale of substantially all of the Company's assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with the Company is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

     Evan Collins entered into an agreement with the Company dated July 14, 2000, which provides that, if his employment is involuntarily terminated other than for cause within twelve months of (i) a sale of 50% of the Company's shares, (ii) a Network Associates change of control, if the Company is majority owned by them at the time, or (iii) a sale of substantially all of the Company's assets, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary at the time of termination. In addition, the agreement provides that if his employment with the Company is terminated other than for cause within twelve months of any such event, his outstanding options, that would vest two years from the date of termination, will become fully vested and immediately exercisable.

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

     Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $1.1 million in the three months ended

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

September 30, 2000 and $1.1 million in the three months ended September 30, 1999. NAI charged the Company $4.1 million in the nine months ended September 30, 2000 and $2.5 million in the nine months ended September 30, 1999.

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

     Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node, individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for the three months ended September 30, 2000 is 10.25%. Also under this agreement, the Company has granted NAI non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter.

     The Company was charged royalties under this agreement of $719,000 in the three months ended September 30, 2000, $856,000 in the three months ended September 30, 1999, $2.5 million in the nine months ended September 30, 2000 and $2.5 million in the nine months ended September 30, 1999.

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

     Revolving Loan Agreement. In January 1999, the Company entered into a revolving loan agreement with NAI. Under the agreement, NAI has agreed to make available to the Company up to $30 million in cash as a revolving loan. The interest rate under this revolving loan is equal to the one-month LIBOR rate. The revolving loan is repayable in full on January 1, 2001, the termination date of the agreement. As of September 30, 2000, no amounts were outstanding under this agreement.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

     Joint Cooperation Agreement. The Company has entered into a Joint Cooperation and Master Services Agreement with NAI which governs the provision of technology services among the parties. Under this agreement, NAI's anti-virus emergency response team (AVERT) will provide us with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently we have entered into one such statement of work under which we provide Network Associates the infrastructure and technical support services for Network Associates' web site (www.nai.com). Network Associates pays us a fee for these services in an amount equal to ten percent of our total quarterly technology costs plus a ten percent service charge. Although we are obligated to provide these services until December 31, 2000 under this statement of work, the Company and NAI agreed that NAI take over the running of the NAI web site as of May 1, 2000. The charge to NAI under this statement of work was zero for the three months ended September 30, 2000 and approximately $176,000 for the three months ended September 30, 1999. The charge was approximately $247,000 for the nine months ended September 30, 2000 and approximately $432,000 for the nine months ended September 30, 1999. This amount has been offset against technology costs.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

     Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

8. LITIGATION

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business.

     Simple.com v. McAfee.com. On August 1, 2000, Simple.com ("Simple") filed a complaint against the Company alleging that the Company misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing the Company from using the information that the Company allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. The Company answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. No discovery has occurred to date. The Company has agreed to pursue non-binding mediation once discovery is substantially complete. The Company believes it has meritorious defenses and intends to defend this action vigorously.

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a schedule for a further summary judgment hearing which will be held in or around March 2001. No trial date is set.

     On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield product infringes the same Hilgraeve patent in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages.

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

OVERVIEW

     We are currently a majority-owned subsidiary of NAI. We were incorporated in December 1998 and, effective January 1, 1999 NAI contributed to us its consumer e-commerce business, which began operations in January 1996. To date, NAI has provided a number of administrative and support services to us and we will continue to rely on NAI to provide many of these services for the foreseeable future. These services are based on NAI's management's estimate of the cost of these services and are using a percentage of total expenses for the services provided, based on headcount. See Note 7 of notes to financial statements. In light of the above, you should not consider our historical financial statements to be representative of future results.

     We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

     - software subscriptions for our hosted PC security and management applications provided on our web site, including McAfee Clinic, Firewall, Wireless Security Center and Oil Change, our initial hosted subscription service;

     - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Hewlett Packard and Toshiba. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit-card based transactions;

     - sponsorship arrangements in which we provide access to other vendors' web sites;

     - co-hosting arrangements where products and services are branded under both our brand and that of our partners; and

     - banner advertising and other advertising space on our web site sold by us or our partners to third parties.

     Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 19% of our net revenue in the three months ended September 30, 2000. Furthermore, during the three months ended September 30, 2000, approximately 15% of our net revenue was derived from the sale of software licenses through Beyond.com.

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

                                                             THREE MONTHS        NINE MONTHS
                                                                 ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                            ---------------    ---------------
                                                            2000      1999     2000      1999
                                                            -----    ------    -----    ------
Net revenue...............................................  100.0%    100.0%   100.0%    100.0%
Cost of net revenue:
  Product.................................................    2.9       4.2      3.2      12.8
  Technology costs........................................   15.7      22.3     17.3      30.2
  License fees............................................    3.7       9.0      5.1      10.6
                                                            -----    ------    -----    ------
          Total cost of net revenue.......................   22.3      35.5     25.6      53.6
                                                            -----    ------    -----    ------
Operating expenses:
  Research and development................................   30.4      26.0     29.1      27.7
  Marketing and sales.....................................   67.7      97.7     79.9      87.3
  General and administrative..............................   18.6      22.3     18.5      21.7
  Amortization of intangibles.............................   14.5        --     11.8        --
  Stock-based compensation................................    4.5      83.2      1.6      45.1
                                                            -----    ------    -----    ------
          Total operating expenses........................  135.7     229.2    140.9     181.8
                                                            -----    ------    -----    ------
Loss from operations......................................  (58.0)   (164.7)   (66.5)   (135.4)
Interest and other income and expense, net................    9.7        --     10.8        --
                                                            -----    ------    -----    ------
Income before provision for income taxes..................  (48.3)   (164.7)   (55.7)   (135.4)
Provision for income taxes................................   (1.0)       --     (0.7)       --
                                                            -----    ------    -----    ------
Net loss..................................................  (49.3)%  (164.7)%  (56.4)%  (135.4)%
                                                            =====    ======    =====    ======

     Net Revenue. Net revenue increased to $12.6 million in the three months ended September 30, 2000 from $6.8 million in the three months ended September 30, 1999. Net revenue increased to $34.7 million in the nine months ended September 30, 2000 from $16.1 million in the nine months ended September 30, 1999. These increases were primarily a result of the official launch of our website in the second quarter of 1999, revenue related to subscriptions for McAfee Clinic which we began charging for in September 1999, McAfee Personal Firewall which we began selling on March 15, 2000, as well as revenue from sponsorship and co-hosting arrangements and advertising on our site. During the quarter ended September 30, 2000 a significant portion of our net revenue was derived from sponsorship, e-commerce and advertising relationships with Internet companies. In future periods, the amount and timing of similar revenue may be adversely impacted by a number of factors including the capital market volatility and the willingness of third parties to enter into sponsorship and advertising arrangements with online companies in general, and McAfee.com in particular. See "Risks Related to our Business -- Volatility in the capital markets and a slowdown in the business of Internet companies may substantially reduce our revenue and lengthen our sales cycle.

     Cost of Net Revenue. Cost of net revenue includes product costs, technology costs and license fees to NAI (See Note 7 to notes to financial statements). Technology costs are included in cost of net revenue because these costs represent the cost of selling our products and services over the Internet. Technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site and other related costs associated with the maintenance of the web site. On a percentage basis, cost of net revenue decreased due to higher net revenue. Cost of net revenue increased to $2.8 million in the three months ended September 30, 2000 from $2.4 million in the three months ended September 30, 1999. Cost of net revenue increased to $8.9 million in the nine months ended September 30, 2000 from $8.6 million in the nine months ended September 30, 1999. These increases were primarily due to increased product sales as well as an increase in technology costs resulting from an increase in spending on infrastructure.

     Cost of net revenue may continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue over time as we continue to expand our operations.

     Research and Development. Research and development costs consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation as well as allocated overhead expenses. Research and development expenses increased to $3.8 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999. Research and development expenses increased to $10.1 million in the nine months ended September 30, 2000 from $4.5 million in the nine months ended September 30, 1999. This increase was primarily due to the significant investment in research and development headcount and infrastructure as we continue to expand and enhance our product and service offerings. As a percentage of net revenue, research and development expenses were 30% in the three months ended September 30, 2000, 26% in the three months ended September 30, 1999, 29% in the nine months ended September 30, 2000 and 28% in the nine months ended September 30, 1999.

     We are focusing our research and development resources on providing next-generation software services for Internet access devices initially focused on PC security and management delivered via the Internet, contextual e-commerce and contextual advertising. Research and development expenses may grow in absolute dollars as we continue to invest in development and enhancement of our products and services, but may fluctuate as a percentage of net revenue. We also expect an increase in research and development expenses related to the anticipated future international expansion of our business. The timing and amount of our research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired, if any, during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses increased to $8.5 million in the three months ended September 30, 2000, from $6.6 million in the three months ended September 30, 1999. Marketing and sales increased to $27.7 million in the nine months ended September 30, 2000 from $14.1 million in the nine months ended September 30, 1999. This increase was primarily due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as development of strategic relationships with a variety of Internet companies, including America Online, or AOL, and Excite@Home, or Excite. We have also continued our advertising campaign to build brand awareness and increased the number of sales and marketing personnel. As a percentage of net revenue, marketing and sales expenses were 68% in the three months ended September 30, 2000, 98% in the three months ended September 30, 1999, 80% in the nine months ended September 30, 2000 and 87% in the nine months ended September 30, 1999.

     Marketing and sales expenses may increase in absolute dollars over time as we continue to aggressively market our products and services to attract new paid subscribers; continue to establish strategic relationships with third parties; and expand internationally. However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue.

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

     General and administrative expenses increased to $2.3 million in the three months ended September 30, 2000 from $1.5 million in the three months ended September 30, 1999. General and administrative expenses increased to $6.4 million in the nine months ended September 30, 2000 from $3.5 million in the nine months ended September 30, 1999. The increases were also due public company expenses as well as an increase in the charge from NAI as a result of a significant increase in headcount resulting from our increased investment in infrastructure and expansion of operations. We also increased the allowance for doubtful accounts by $307,000 in the quarter ended September 30, 2000. As a percentage of net revenue, general and administrative expenses were 19% in the three months ended September 30, 2000, 22% in the three months ended September 30, 1999, 19% in the nine months ended September 30, 2000 and 22% in the nine months ended September 30, 1999. General and administrative expenses may increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

     Stock-Based Compensation. As discussed in note 4 to the notes to the financial statements the Company adopted FIN 44 effective July 1, 2000. As a result of this adoption and as discussed in note 4 to the notes to the financial statements the Company must account for options to purchase 1,134,700 shares of its Common Stock and options to purchase 142,645 shares of NAI stock issued to its employees using the variable method of accounting. As a result of this the Company recorded a stock based compensation charge of $565,000 during the three months ended September 30, 2000. As of September 30, 2000 options to purchase 721,748 shares of the Company's common stock and options to purchase 101,755 shares of NAI common stock which are subject to remeasurement under variable accounting, were outstanding. The ultimate charge recorded in respect of these option depends upon the movement in the stock prices of the Company and NAI and the timing of exercise, cancellation or forfeiture of the options. As a result the actual charge recorded could be materially higher than estimated as of September 30, 2000. In addition this charge could vary significantly from quarter to quarter based on movements in the stock price of the Company and NAI.

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

     Amortization of intangibles. We expensed approximately $1.8 million of amortization related to intangibles in the three months ended September 30, 2000 and $4.1 million in the nine months ended September 30, 2000. Intangibles consist of purchased goodwill and certain technology acquired through the acquisition of Signal 9 in February 2000 and a privately held Delaware company in June 2000.

     Interest and other income and expense, net. Interest and other income and expense, net, increased to $1.2 million in the three months ended September 30, 2000 from zero in the three months ended September 30, 1999 and $3.8 million in the nine months ended September 30, 2000 from zero in the nine months ended September 30, 1999. This increase is due to interest income from the investment of the net proceeds from the issuance of common stock in our initial public offering in December 1999.

     Provision for Income Taxes. Our operations are included in NAI's consolidated U.S. tax returns. The provision for income taxes in the three and nine months ended September 30, 2000 relates primarily to withholding tax on the intercompany royalty payment under our agreement with NAI KK. No income tax provision has been included because net losses were incurred throughout the reporting period. We have entered into a tax sharing agreement with NAI effective as of December 2, 1999. Presentation of tax attributes have been adjusted to reflect the completion of the 1999 consolidated U.S. tax return and the impact of the intercompany tax sharing agreement. See Note 7 for a more detailed description of the NAI tax sharing agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had $28.0 million in cash and cash equivalents and $43.5 million in marketable securities, for a combined total of $71.6 million. $7.4 million is due to NAI related to cash payments made on our behalf by NAI, as well as intercompany charges from NAI, in the nine months ended September, 2000, net of a payment of $7.0 million made to NAI in September to settle previously outstanding amounts. Also $5.4 million is due to NAI related to deferred taxes (see Note 7 for an explanation of the tax sharing agreement with NAI). At September 30, 2000, we also had in place an intercompany revolving loan agreement under which NAI has agreed to make up to $30 million available to us. The interest rate under this revolving loan is equal to the one-month LIBOR rate, which fluctuates daily and was 6.6% on September 30, 2000. The revolving loan is payable in full on January 1, 2001, the termination date of the agreement. As of September 30, 2000, there were no amounts outstanding under the revolving loan agreement.

     Net cash used in operating activities was $15.4 million in the nine months ended September 30, 2000, resulting primarily from the net loss of $19.6 million as well as increases in deferred taxes, accounts receivable and prepaid and other assets, partially offset by depreciation and amortization and a decrease in accounts receivable and increases in accounts payable and accrued liabilities and deferred revenue.

     Net cash provided by operating activities was $3.8 million in the nine months ended September 30, 1999, resulting primarily from a $13.5 million increase in deferred revenue as well as increases in accounts payable and accrued liabilities, partially offset by net loss before depreciation and amortization and stock-based compensation.

     Net cash used in investing activities was $33.3 million in the nine months ended September 30, 2000, resulting from purchases and other changes in marketable securities and other investments, purchases of fixed assets, leasehold improvements related to our new facility as well as the purchase of Signal 9 Solutions and certain other technology. Net cash used in investing activities was $1.3 million in the nine months ended September 30, 1999 related to the purchase of fixed assets.

     Net cash provided by financing activities was $9.4 million in the nine months ended September 30, 2000 resulting primarily from proceeds from issuance of common stock under our stock option and stock purchase plans, as well as an increase in the amount payable to NAI largely as a result of the deferred taxes. Net cash used in financing activities was $4,000 in the nine months ended September 30, 1999 resulting from the change in the amount payable to NAI.

     To date, a significant portion of our revenue has been derived from sponsorship, e-commerce and advertising relationships with Internet companies. Volatility in the capital markets and a slowdown in the business of many Internet companies has impacted adversely many of our past and potential Internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, our Internet company customers, many of whom are early stage companies or have engaged in their own large advertising campaigns, may:

     - Reduce their sponsorship, e-commerce and advertising relationships with us;

     - Elect not to enter into long-term agreements, or agreements involving large up-front payments or slotting fees paid to us;

     - Require shorter-term agreements with us and payments made over time based on actual performance; and

     - Face difficulties in paying for existing or new obligations owed to us.

     These events would act to lengthen our sales cycle and reduce our revenue and correspondingly adversely impact our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended September 30, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the year ended December 31, 1999.

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

WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AVAILABLE TO US BECAUSE OF OUR RELATIONSHIP WITH NETWORK ASSOCIATES

     We do not currently have a clear policy in place with Network Associates to delineate business opportunities between us and Network Associates (including its other companies such as myCIO.com), except that the license agreement restricts each party from selling licensed products in specified markets and prevents us from offering products based on technology competitive with that provided to us by Network

Associates. The complexity and fluid nature of the marketplace and the rapid technological changes in how services are distributed over the Internet make it likely that the scope of the license agreement with Network Associates will be difficult to interpret in future cases. Our failure or Network Associates' failure to properly interpret the restrictive provisions contained in this license agreement could result in either party pursuing business opportunities that are prohibited under the license agreement, and could confuse potential customers and require the attention of our senior management to resolve. Furthermore, our ability to take advantage of a specific business opportunity may be affected by Network Associates' representation on our board of directors, its voting control over us and our comparatively limited resources. As a result, we may be unable to successfully pursue business opportunities available to both Network Associates and us.

OUR HOSTED PRODUCTS AND SERVICES CURRENTLY COMPETE WITH SOME OF NETWORK ASSOCIATES' EXISTING PRODUCTS AND MAY COMPETE WITH FUTURE NETWORK ASSOCIATES' PRODUCTS AND SERVICES, WHICH WOULD SIGNIFICANTLY LIMIT OUR BUSINESS OPPORTUNITIES

     Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products which incorporates a number of the features included in our online products and services. We compete with these Network Associates products based on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates also provides hosted online products and services to business users through its MyCIO.com subsidiary. Our license agreement with Network Associates currently restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology which enables us to provide hosted products and services. As a result, absent Network Associates' consent, we are unable to pursue business customers for our online products and services and we may experience customer confusion, each of which would harm our business or limit our business opportunities

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER US COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

     Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of September 30, 2000, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

     We rely on Network Associates to protect the technology and intellectual property that it licenses to us through a combination of patent, trademark, trade secret and copyright law and contractual restrictions. Despite Network Associates' precautionary measures, third parties could copy or otherwise obtain or use the licensed technology and intellectual property without authorization. Our license agreement with Network Associates does not permit us to take independent legal action against third parties to enforce Network Associates' intellectual property rights. In the future Network Associates may be, subject to litigation related to the technology licensed to us. Adverse determinations in that litigation could:

     - result in the loss of Network Associates, and as a result, our proprietary rights, which could prevent us from selling our products;

     - subject us to significant liabilities; or

     - require Network Associates and/or us to seek licenses from third parties.

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

     Hilgraeve and Trend Micro have each filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. The Trend Micro suit was recently settled. See Note 8 to Notes to Condensed Consolidated Financial Statements for a description of these pending actions. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND FURTHER LOSSES ARE LIKELY

     As of September 30, 2000 we had aggregate net losses of approximately $52.8 million. Our net losses as a percentage of net revenue were 49% in the three months ended September 30, 2000, and 165% in the three months ended September 30, 1999. We continue to incur significant net operating losses for the foreseeable future. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses may increase significantly during the next several years, as we incur additional expenses related to:

     - development, marketing and promotion of products and services;

     - development of our web site and related infrastructure;

     - development and maintenance of strategic relationships; and

     - increased employee headcount.

     With the addition of these operating expenses, we will need to generate significant additional revenues to achieve profitability.

VOLATILITY IN THE CAPITAL MARKETS AND A SLOWDOWN IN THE BUSINESS OF MANY INTERNET COMPANIES MAY SUBSTANTIALLY REDUCE OUR REVENUE AND LENGTHEN OUR SALES CYCLE

     To date, a significant portion of our revenue has been derived from sponsorship, e-commerce and advertising relationships with Internet companies. Volatility in the capital markets and a slowdown in the business of many Internet companies has impacted adversely many of our past and potential Internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, our Internet company customers, many of whom are early stage companies or have engaged in their own large advertising campaigns, may:

     - Reduce their sponsorship, e-commerce and advertising relationships with us;

     - Elect not to enter into long-term agreements, or agreements involving large up-front payments or slotting fees paid to us;

     - Require shorter-term agreements with us and payments made over time based on actual performance; and

     - Face difficulties in paying for existing or new obligations owed to us.

     These events would act to lengthen our sales cycle and reduce our revenue and correspondingly adversely impact our business.

OUR APPLICATIONS SERVICE PROVIDER BUSINESS MODEL IS UNPROVEN, AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR HOSTED APPLICATIONS

     Historically, substantially all of our revenue has come from software sales through our web site and other online resellers, such as Beyond.com. Our current strategy is to expand upon this base and broaden our role as an applications service provider, or ASP, providing consumers with online access to PC security and management software applications hosted on our servers. Under this ASP model, consumers "rent versus buy" our software, which means PC users purchase a license to use the software hosted on our servers for a limited duration of time with all version updates included, as opposed to purchasing a single version of traditional software with perpetual access to only one version. We believe we are among the first consumer focused ASPs, and this concept may not achieve acceptance in the market. We began providing our application services online in October 1998 when we updated Oil Change and introduced it as our initial online subscription service following the acquisition of CyberMedia, Inc. by Network Associates. In April 1999, we significantly redesigned our web site and introduced our McAfee Clinic hosted services. To build awareness and demand for our hosted products and services, we offered our McAfee Clinic and other products and services for free prior to September 2, 1999, when we began charging a subscription fee for McAfee Clinic. Consumer acceptance of our hosted products and services is highly uncertain and subject to a number of potential factors, including:

     - consumers' reluctance to pay a subscription fee for our hosted services which were offered for free prior to September 2, 1999 and at a fee substantially lower than our current subscription fee until early 2000;

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

IF WE ARE UNABLE TO EFFECTIVELY SELL RENEWAL SUBSCRIPTIONS TO OUR SERVICES, OUR BUSINESS WILL BE HARMED

     We derive a substantial portion of our revenue from the sale of annual subscriptions to our various services. In addition to attracting new subscribers, in order to expand our subscriber base we need to achieve a high rate of customers renewing their subscriptions upon expiration. Until recently we did not have the infrastructure in place to automatically renew expiring subscriptions and we had not sought permission from our customers to automatically renew their subscriptions upon expiration. Since we began charging for our services in September of 1999, we have only recently begun the process of contacting our subscribers to offer renewals. Our lack of experience in this aspect of our business may reduce our effectiveness in obtaining subscription renewals. Many of our subscribers paid substantially less than our current retail price for their initial subscription and may be unwilling to renew their subscription at a higher price. We have and will be required to expend substantial marketing, customer service and technical resources to promote subscription renewals and we are offering discounted prices to increase the rate of subscription renewals. This effort may result in higher costs and in reduced average subscription revenue per subscriber. If we are unable to renew subscribers at a sufficient rate, we would likely be unable to maintain or increase our subscriber base and our business will be harmed.

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

     We have been unable and may continue to be unable to establish and maintain mutually satisfactory revenue generating arrangements. E-commerce is a relatively new concept and our ability to enter into these arrangements and their success is dependent on the degree to which e-commerce is broadly adopted by consumers.

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

     Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. The new agreement expires on June 30, 2001. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the three months ended September 30, 2000, approximately 15% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

WE MAY BE UNSUCCESSFUL IN OUR PLANS TO MARKET OUR SERVICES TO BUSINESSES.

     To date, we have focused on selling our products and services to individual consumers. We intend to expand the scope of our marketing, sales and distribution to included small and medium sized businesses. Currently, however, our license agreement with Network Associates restricts our ability to sell products and services to businesses and we may be unable to enter or compete effectively in the business marketplace due to these contractual limitations. We lack experience in selling to and supporting business customers, and will likely face serious competition in this market segment. Accordingly, businesses may be reluctant to adopt our products and services. We are likely to incur substantial incremental costs associated with marketing and supporting a business focused service. This may reduce the resources available for our consumer services business, and negatively impact our revenues and operating results.

WE FACE RISKS ASSOCIATED SELLING CO-BRANDED THIRD PARTY SERVICES FROM OUR SITE.

     We will begin selling third party products and services from our site in the near future, some of which will be branded with or contain the third party's brand name as well as our own. We face several risks associated selling such products and services, including:

     - customer resistance to co-branded products;

     - increased costs associated with the integration, production, sale and support of additional services including the payment of license fees and royalties for co-branded products;

     - harm to our goodwill and reputation customers become confused by the use of our brand to sell products that we do not own;

     - harm to our goodwill and reputation if products sold under our brand name do not perform in accordance with expectations;

     - that the third parties will go out of business and/or fail to support or update the products or services or otherwise fail to honor their commitments to us; and

     - that the technology underlying the third party products or services infringes upon the intellectual property of other unrelated parties or exposes us to other forms of legal liability.

     Should any of these risks materialize, we may fail to recognize the benefits that otherwise would result from the sale of those products and services.

OUR SUCCESS DEPENDS UPON OUR MANAGEMENT TEAM'S ABILITY TO WORK EFFECTIVELY TOGETHER AND OUR ABILITY TO RETAIN THEM

     Because our senior management currently consists of individuals who have worked together for a relatively short period of time our management may be unable to work together effectively. Our Vice President of Marketing joined the Company in May 2000 and our current Vice President of Sales has served on an interim basis since July 2000. We are substantially dependent on the continued services of our senior management, including Srivats Sampath, our chief executive officer, and Evan Collins, our chief financial officer, as well as key technical and engineering personnel. We do not have employment agreements with any of our senior management or key personnel and we do not maintain any "key person" life insurance policies. If our management team fails to work together effectively, or if we lose the services of any other members of senior management or key personnel, our business could be harmed.

OUR FAILURE TO HIRE AND RETAIN KEY MANAGEMENT PERSONNEL AND OTHER QUALIFIED INDIVIDUALS COULD HARM OUR BUSINESS

     In addition to retaining and motivating our current management and technical employees, we must attract and train new employees in key areas of our company, including marketing and sales, research and development and web information technologies functions. We may be unable to successfully attract, train, retain and motivate key management personnel and other highly skilled technical, sales and marketing and customer support personnel. Competition for these individuals is intense, especially in the San Francisco Bay Area. If we fail to either retain our current employees, or fail to attract and train new employees, our business could be harmed. Recent volatility in our stock price may make it more difficult for us to retain existing employees and attract new employees. An increase in employee turnover may impede our productivity, increase our costs and degrade our overall technical and management experience harming our business.

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

     The impact of traffic increases would likely be most severe during unanticipated events such as virus outbreaks. Currently, our web site infrastructure supporting our web site operates at approximately 12% capacity based on average daily traffic levels. These capacity estimates are based on measuring existing web site traffic against the bandwidth specifications of our installed hardware.

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

     During the three months ended September 30, 2000, approximately 15% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS THAT COULD CAUSE OUR STOCK PRICE TO FLUCTUATE

     We expect that our quarterly and long-term revenues and operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control.

     We have significantly increased our operating expenses to expand our marketing and sales activities and have expanded our operating infrastructure. We may be required to continue incurring substantial operating expenses to maintain and expand our business. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. We may be unable to accurately assess market growth rates and accordingly we may incorrectly forecast and budget operating expenses. As a result, if our revenues are lower than we expect, our quarterly and long-term operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

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

     It is likely that in some future period, our operating results or our financial analyst forecasts of future operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop. The primary factors that may affect our quarterly and long-term revenues and operating results include the following:

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

     - the amount of advertising purchased on our web site and the price we may be able to charge for advertising on our web site;

     - our success in licensing our contextual e-commerce technology;

     - the amount and timing of our operating expenses and capital expenditures;

     - the percentage of revenue which is deferred, which may fluctuate based on the change in product mix and/or pricing;

     - costs related to potential acquisitions of businesses or technologies;
       and

     - our success in branding and marketing third party products and services.

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

     On August 1, 2000, Simple.com ("Simple") filed a complaint against the Company alleging that the Company misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing the Company from using the information that the Company allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. The Company answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. No discovery has occurred to date. The Company has agreed to pursue non-binding mediation once discovery is substantially complete.

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

IF MICROSOFT TECHNOLOGY FAILS TO MAINTAIN ITS MARKET SHARE OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Currently, our online services are designed exclusively for PCs running Microsoft's Windows 95, Windows 98, Windows 2000 and Windows NT operating systems. For our web browser interface, we utilize Microsoft's Internet Explorer technology. We do not support Netscape browser technology except through use of specialized software, commonly referred to as "plug-ins," that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft's Internet Explorer must reside on the user's PC. If Microsoft's technology fails to continue to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

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

     In the market for anti-virus software products, we compete primarily against Symantec and Trend Micro Systems, which offer software licenses to anti-virus software products, including boxed products sold through retail store channels. In the market for hosted PC security and management solutions, we also compete primarily against Symantec and Trend Micro Systems, as well as other PC utility vendors. In particular, Symantec and Trend Micro Systems both offer online anti-virus services. Symantec has recently introduced a set of online security services in addition to its anti-virus service that may begin to compete with and dilute the market share of our services. In the future, we may also compete against PC and system vendors such as Dell, Compaq, IBM, Gateway and Intel that may seek to provide a higher level of support and service to their customers. In particular, Dell has announced an online customer support initiative that includes online PC management services. Operating system and application vendors such as Microsoft provide or plan to provide hosted services to better manage Windows-based PCs. Online PC content sites such as CNET and ZDNet provide or have announced their intention to provide hosted services to enhance their web sites. We are also aware of smaller entrepreneurial companies that are focusing significant resources on developing and marketing these services to consumers.

     In the market for e-commerce, we compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. We also compete with online comparative shopping services and advertising space provided by major Internet sites such as America Online, Yahoo!, Amazon.com, Lycos, MSN.com and Excite. Some current and many potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online computer management services may be acquired by, receive investments from or enter into commercial relationships with larger, more established and better financed companies. As a result, some of our competitors may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than we are able to provide. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand.

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

     - currency fluctuations;

     - providing customer support in local languages and time zones;

     - the burden of complying with foreign laws, including uncertain and evolving privacy and consumer protection laws of Europe, which may include restrictions on e-mail marketing;

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

     Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of September 30, 2000, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

     The trading prices of many Internet stocks, including ours, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During the first nine months of 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $13.375, and the closing price on October 31, 2000 was $6.875. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS AND MINORITY INVESTMENTS

     On February 15, 2000 we completed the acquisition of Signal 9 Solutions Canada, Inc. and on June 14, 2000 we completed the acquisition of a privately held Delaware company. As part of our growth strategy, we may acquire additional companies, products and technologies which are complementary to our business or make investments in complementary companies. These activities involve a number of risks and we may not realize the expected benefits of these transactions.

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

     Recently, we began making venture and strategic minority investments in complementary pre-public companies with complementary products, services and technologies. In September 2000, we made one minority venture investment of $1.0 million. We are currently investigating other strategic minority venture investments.

     Our acquisitions and strategic investments involve a number of risks and we may not realize the expected benefits of these transactions. We may lose all or a portion of our investment, particularly in the case of our strategic minority investments. Our available cash and our securities may be used to acquire companies or products, or make minority investments which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we acquire a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 8 of the Notes to the Condensed Consolidated Financial Statements included herein on page 10 of this Report on Form 10-Q.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCAFEE.COM CORPORATION

                                          By:       /s/ EVAN COLLINS
                                            ------------------------------------
                                                        Evan Collins
                                               Vice President Administration,
                                                Chief Financial Officer and
                                                          Secretary

Date: November 13, 2000

                               INDEX TO EXHIBITS

    EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
    -----------                          -------------                          --------
        3.2       Amended and Restated Certificate of Incorporation of
                  McAfee.com Corporation, dated December 2, 1999(1)...........
       10.1       Form of Indemnification Agreement between the Company and
                  each of its directors and officers(1).......................
       10.2       1999 Amended and Restated Stock Plan and form of agreements thereunder(1)...............................................
       10.3       1999 Director Option Plan and form of agreements
                  thereunder(1)...............................................
       10.4       1999 Employee Stock Purchase Plan and form of agreements
                  thereunder(1)...............................................
       10.5       Corporate Management Services Agreement between the Company and Networks Associates, Inc., dated as of January 1,
                  1999(1).....................................................
       10.6       Technology Cross License Agreement between McAfee.com and
                  Networks Associates, Inc., dated as of January 1, 1999(1)...
       10.7       Registration Rights Agreement between McAfee.com and
                  Networks Associates, Inc., dated as of January 1, 1999(1)...
       10.8       Asset Contribution and Receivables Settlement Agreement
                  between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1).......................................
       10.9       Intercompany Revolving Loan Agreement between McAfee.com and
                  Networks Associates, Inc., dated as of January 1, 1999(1)...
       10.10      Tax Sharing Agreement between McAfee.com and Networks
                  Associates, Inc., dated as of January 1, 1999(1)............
       10.11      Indemnification and Voting Agreement between McAfee.com and
                  Networks Associates, Inc. dated August 20, 1999(1)..........
       10.12      Joint Cooperation and Master Services Agreement between
                  McAfee.com and Networks Associates, Inc. dated as of January
                  1, 1999(1)..................................................
       10.13      Amended and Restated Electronic Software Reseller/Web
                  SiteServices Agreement between Beyond.com Corporation and
                  McAfee.com, dated as of May 17, 1999(1).....................
       10.14      Stockholders Agreement between McAfee.com and Network
                  Associates, Inc., dated as of October 31, 1999(1)...........
       10.15      Lease Agreement dated February 14, 2000 for facility at 535
                  Oakmead Parkway, Sunnyvale, California by and between RNM
                  535 Oakmead L.P.(2).........................................
       10.16      Master OEM Distributor Agreement between McAfee.com and
                  Network Associates K.K.(3)..................................
       10.17      Change in Control Agreement dated July 14, 2000, between
                  McAfee.com and Srivats Sampath(4)...........................
       10.18      Change in Control Agreement dated July 14, 2000, between
                  McAfee.com and Evan Collins(4)..............................
       10.19      Amendment No. 1 to the Amended and Restated Electronic
                  Software Reseller/ Web SiteServices Agreement between
                  Beyond.com Corporation and McAfee.com, dated as of May 17,
                  2000(4).....................................................
       27.1       Financial Data Schedule.....................................

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 2, 1999.

(2) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 29, 2000.

(3) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 8, 2000.

(4) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on August 11, 2000.