Form 10-K
period 2000-12-31
MCAFEE COM CORP
filed 2001-03-23
CIK 1095388

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         COMMISSION FILE NUMBER 00-28247

                             MCAFEE.COM CORPORATION.
             (Exact name of registrant as specified in its charter)

                        Delaware                   77-0503003
                (State of incorporation)         (IRS Employer
                                            Identification Number)

                               535 OAKMEAD PARKWAY
                               SUNNYVALE, CA 94085
                                 (408) 992 8100
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant as of February 15, 2001 was approximately $30.0 million based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 15, 2001, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 8,703,033. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

        Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors, which may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "-- Risk Factors" and elsewhere in this document.

OVERVIEW

    We provide online PC management products and services for consumers. Through our web site at www.McAfee.com, we allow consumers to secure, repair, update and upgrade their PCs. We believe we are among the first consumer applications service providers (ASPs) hosting PC security and management software applications for consumers over the Internet. As an ASP, we generate revenue by encouraging PC users to subscribe to our service which gives them online access to version-less PC security and management software applications that we host on our servers. Under this ASP model, consumers "rent versus buy" our software applications. Our applications allow our subscribers to manage their PCs by checking for and eliminating viruses, optimizing PC system performance, repairing problems and, updating outdated software. We also offer relevant content and contextual e-commerce services that enable users to maximize their PC investment. In September 1999, we began charging subscription fees for our McAfee Clinic service. In the year 2000, we added a Firewall service and a Wireless Security service. We have over 780,000 paid unique subscribers to our services as of December 31, 2000. We anticipate adding services for business in 2001.

    McAfee.com Corporation was incorporated in Delaware in December 1998. As of December 31, 2000, Network Associates owned 36,000,000 shares of our Class B common stock, representing approximately 81% of our outstanding common stock and approximately 93% of the overall voting power of our capital stock. Our principal executive offices are located at 535 Oakmead Parkway, Sunnyvale, CA 94085, and our web address is www.McAfee.com.

PRODUCTS AND SERVICES

    CONSUMER PRODUCTS AND SERVICES

        Consumers who visit our McAfee.com web site find a comprehensive one-stop destination for their PC security and management needs. We have organized our web site around several centers to make it easy for consumers to access our products and services and to enhance their online experience. Consumers who come to McAfee.com see a home page that highlights our product and service centers, which provide an integrated solution that enables them to secure, repair, update and upgrade their PCs. We encourage consumers to become paid subscribers to our main product, McAfee Clinic. Once they have become a paid subscriber to the Clinic, we message to them when they are using the service in an effort to compel them to purchase our other service offerings such as Firewall/Security service, the Wireless Security service and others.

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

    - content that provides consumers with information regarding PC security Anti-Virus; and

    - contextual e-commerce services, such as the PC Book Finder and Software Finder that consumers can currently access through our Shopping Center. These contextual services provide users with personalized purchasing recommendations tailored to their computing needs. We are planning future deployments that will be designed to allow this technology to operate without any prompting by the user across our web site. For example, a consumer using our PC Performance Optimizer may receive recommendations for compatible product upgrades and accessories based on the user's PC configuration, without any prompting by the user.

    McAfee Clinic. McAfee Clinic is the main service where consumers can access many of our hosted online application services in one location. We believe this approach is beneficial for consumers because we host requested applications on our servers, thus eliminating the need for consumers to take the time and disk space required to download large applications on to their PC. For an annual subscription fee, a consumer gains unlimited access to all of the McAfee Clinic services at any time on any machine. The current list price for an annual subscription to McAfee Clinic is $29.95. We initially introduced McAfee Clinic on a paid subscriber basis using a promotional subscription fee of $19.95 and from time to time we may offer similar promotional fees. Our McAfee Clinic services are continuously updated, providing consumers with the most recent software versions over the Internet. The McAfee Clinic hosted application services provide the consumer with critical PC security and management services at a total cost designed to be lower than if the consumer purchased each of the applications and their subsequent new version releases in a traditional format. Though our McAfee Clinic services utilize complex proprietary technology, they are easy for the consumer to use. Our McAfee Clinic services consist of:

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

    Anti-Virus Center. Our Anti-Virus Center integrates information regarding viruses and their characteristics and provides consumers with a link to the services found in our McAfee Clinic. In addition to VirusScan Online, Rescue Disk and ActiveShield, which are found in our McAfee Clinic, our Anti-Virus Center includes:

    - Virus Information Library. Provides consumers with an easily searchable database that contains information on over 53,000 known computer viruses, including their characteristics and detailed remedial steps, as well as information regarding known virus hoaxes.

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

    Download Center. The Download Center provides users with an array of free evaluation software. At the Download Center, users can, for a limited trial period, download fully functional versions of a number of McAfee products. To access these evaluation software titles, users are required only to register their names and e-mail addresses with us. The Download Center offers the latest virus signature files to all users, while subscribers can use the Download Center to upgrade their applications to the latest versions. The Download Center is also a destination where users can obtain popular browser plug-ins, such as RealPlayer and Adobe Acrobat Reader.

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

    - Software Registration Services. Allow customers to register their McAfee.com software, enabling us to track and manage update and upgrade commitments in connection with our license agreements.

    - Feedback Services. Provides customers with an online mechanism to give us feedback regarding our products and services. Information from customers is directly routed to the appropriate departments for quick analysis and corrective action.

    - Manual Downloads. Allow our customers to download free electronic documentation for all our products.

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

    Prior to the year 2000, Network Associates sold Oil Change subscriptions through sales of "shrink wrapped" versions in non-online channels. We continue to renew these subscriptions on a site hosted by McAfee.com. We are attempting to convert current Oil Change subscribers, including those who previously purchased from Network Associates, into McAfee Clinic subscribers largely through use of targeted promotional efforts including e-mails.

    Firewall Center. At the Firewall Center, for an annual subscription fee, a customer can purchase a subscription to our McAfee.com Personal Firewall. Our Personal Firewall provides security on both broadband and narrowband connections to the Internet helping prevent hackers from accessing personal computer files, running Trojan or Denial of Service attacks, or disrupting a user's computer system. Our Personal Firewall has the following features:

    - works unobtrusively in the background, constantly monitoring all Internet communication while the system works normally;

    - asks the consumer whether or not an application should be trusted when it detects that program's first communication with the Internet. The McAfee.com Personal Firewall manages all communication for trusted applications while everything else is blocked;

    - filters all Internet communication for applications such as Web browsers and email. "File sharing" is disabled by default to protect information contained on the PC;

    - makes a PC virtually invisible to hackers on the network by not responding to unknown or untrusted communications. McAfee.com Personal Firewall can block all network protocols, not just IP;

    - works with all dial-up connections, most cable and ISDN modems, DSL, wireless, and most Ethernet cards; and

    - supports "PPP over Ethernet", also known as PPPoE, which is frequently employed by DSL Internet Service Providers.


    The .NET Initiative. In November 2000, we expanded our offerings to include, on a preview basis, our .NET initiative, a managed application service for small to medium sized businesses. Services available to these businesses on a preview basis through April 2001, include:

        - Security.NET -- Up-to-date anti-virus and firewall security at work, home, and on the road -- all via the Internet.

        - HelpDesk.NET -- Self-help tutorials, file management, and PC maintenance services on a 24x7 basis.

        - Productivity.NET -- Anytime, anyplace computing with Microsoft Office compatible applications.

    Our existing license agreement with Network Associates currently restricts our business to offering products and services incorporating Network Associates' technology to consumers over the Internet. However, we are in the process of negotiating arrangements, which would allow us to offer our .NET initiative to small to medium sized businesses over the Internet. We may be unable to negotiate arrangements with Network Associates on satisfactory terms or at all.

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

    We are taking a number of actions to increase our brand recognition and increase traffic to our web site. Initially, traffic to our web site resulted only from word-of-mouth and favorable reviews in computer publications. Our marketing mix varies quarterly. We have focused our print advertising on technology-oriented publications and mass market publications that frequently highlight technology issues. We intend to continue using the unique resources of the Internet, as well as traditional media, in our marketing effort to further build brand recognition. We have pursued and plan to continue pursuing strategic arrangements with content providers, other web sites, PC manufacturers, and other Internet access providers to build brand recognition and drive sales of McAfee products.

    We aim to increase consumer adoption of our services by first encouraging consumers to register when they visit our web site and then converting registered users to paying subscribers. To convert visitors into registered users, we offer them a variety of free services, including an e-mail-based virus notification service and McAfee Downloads, a software evaluation service. When users of our web site register for these free products we ask their permission to market products and services to them, and we refrain from future direct marketing to those registered users who have chosen to "opt-out." From time to time, we also offer a 10 to 14-day free trial subscription to McAfee Clinic and other service with the goal of converting trial subscribers to paid subscribers by providing them with full access to all centers on our web site for this limited period of time.

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

    Reseller Arrangements. Under these arrangements, third party resellers purchase our products from us and distribute them to their customers. We have a significant relationship with Beyond.com. Beyond.com sells our products on its web site and operates our Software Store on a reseller basis. Under our Beyond.com agreement, which runs through June 30, 2001, Beyond.com typically buys our software from us for resale at a fixed percentage discount off the suggested retail price. As of December 31, 2000, the effective percentage discount is 22%.

    OEM Arrangements. Under these arrangements, Internet Service Providers, or ISPs, and consumer PC and software original equipment manufacturers bundle our products and services with their Internet services, software and hardware products. We have relationships with a number of OEMs that sell consumer PCs and software. We believe our most significant OEM arrangements in terms of potential consumer reach are with Compaq, Hewlett Packard and Microsoft, which give us what we believe to be a broad bundling opportunity with new PC users. OEMs typically agree to bundle a trial version of McAfee Software products, such as VirusScan, the McAfee Personal Firewall, and McAfee Clinic, with their consumer PCs or software. These arrangements range from 3 to 24 months and we receive a fee for each bundled software product ranging from zero to $6.00 per license, and our OEMs present their customers an opportunity to purchase McAfee Clinic subscriptions upon the expiration of the trial OEM version. In some instances, we share revenue we receive from McAfee Clinic subscriptions when these subscribers are referred to us by our OEM distributors. We are currently pursuing additional relationships with computer OEMs, ISPs and others to bundle trial subscriptions for McAfee Clinic and other products, and we are working to extend and expand our existing relationships. An example of this is our agreement with SBC Communications, which we recently announced. Under this arrangement with SBC, we license our McAfee Clinic Service to SBC, which can then customize our service for sales to SBC's DSL customers.

    Sponsorship Arrangements. Under these arrangements, many of which are exclusive to allow sole sponsorship of different areas of our web site, third parties offer their products and services on our web site. These arrangements allow third parties to have revenue opportunities, and allow them to permanently display branding information. In the early part of 2000, we actively pursued these arrangements. By the fourth quarter of 2000, we had chosen to discontinue this aspect of our business model.

    McAfee Branded Services. Under these arrangements, we work with third parties to provide McAfee branded services on our web site. Typically, we will take a partners technology or service offering, integrate it into the web site and brand it a McAfee service. We have entered into several of these arrangements. One example, is Ontrack Corporation. We currently sell the McAfee disaster recovery service, which was created with Ontrack's technology. These arrangements range from 6 months to 2 years and typically involve an upfront payment and a revenue sharing component once the partner sales have reached a certain level.

    Online Marketing Affiliate Arrangements. Under these arrangements, we join with Internet companies who provide users of their web site or their software with a link to our web site and those users are then given an opportunity to subscribe to our service. In addition, we promote their product or business and provide our users an opportunity to connect to their web site or to obtain products or services from these affiliates. Many of these companies pay us a placement fee for links or presentations on our web site. We believe these arrangements are a key method of driving potential subscribers to our web site. These arrangements range from month to month to 2 years and we usually receive a share of the revenues generated from these arrangements and/or a per-user payment for customers referred from our web site to the marketing affiliate. We typically share the revenue we receive from users of other Internet sites that link to our web site and subscribe to our service.

MCAFEE.COM TECHNOLOGIES

    The technologies underlying our hosted applications enable users to perform the complex and vital tasks of PC security and management over the Internet. The most important proprietary technology we have developed is "e-software", an improved method for the delivery of software applications via the Internet.

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

    We connect to the Internet through multiple vendors. Currently, we have vendor relationships with two large Internet carriers, a carrier aggregator which reaches other Internet carriers and a global caching network with over 8000 servers. These multiple relationships provide us with the ability to balance traffic loads under peak demand and provide for redundancy should any one carrier suffer an outage. We also use two different co-location providers globally that maintain significant data centers in multiple locations. We currently are one of the major customers of a worldwide software caching service that provides us with bandwidth "on demand" and has resulted in significant performance improvements and cost savings. For example, an end user in Germany may transit our site but when he downloads the local PC elements of our software that is automatically provided by our vendor from a caching download server near the user in Germany . If our web site server in Santa Clara, California fails, web site servers will be activated at our co-location provider in Herndon, Virginia, enabling continued consumer access to our web site and service at all levels. With limited exceptions, we maintain our own infrastructure for purposes of consistency, quality and security. Where we have outsourced we maintain close vendor supervision and require regular security audits. Our systems are audited internally and externally for performance and for security issues on a regular basis.

PRODUCT DELIVERY AND CUSTOMER PAYMENT

    We have contracted with third parties to provide our product delivery and payment services. Beyond.com provides fulfillment for software products sold on our web site for both electronic distribution and "shrink-wrapped" box distribution to customers. Credit card payment services for subscriptions are provided by Cybersource and FirstData. We have agreements with these companies that guarantee us levels of acceptable service to our customers and regular monthly product and revenue reports.

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

    As of January 31, 2001, we employed 93 full-time-equivalent engineers engaged in the development of our new or improved products and services. A majority of our engineers are dedicated to the improvement of our existing online PC security and management products and services. Before we develop new or improved products, we work with our subscribers to understand current problems and emerging requirements to assist our development process. Our engineers then seek to design and implement appropriate changes or additions to our applications or product knowledge engines and databases.

    We expended $13.3 million, $6.9 million and $2.7 million in the years ended December 31, 2000, 1999 and 1998, respectively, on research and development.

COMPETITION

    In the anti-virus software market, we compete primarily against Symantec and Trend Micro Systems, who offer software licenses to anti-virus software products, including boxed products sold through retail store channels. In the hosted PC security and management products and services market, we also compete primarily against existing PC utility vendors such as Symantec and Trend Micro Systems. In particular, Symantec has an online anti-virus service and Trend Micro Systems offers an online-hosted anti-virus service. In the future, we may also compete against PC and system vendors such as Dell, Compaq, IBM, Gateway and Intel looking to provide a higher level of support and service to their customers. In particular, Dell has announced an online customer support initiative including online

PC management services. Operating system and application vendors such as Microsoft provide or plan on providing hosted services to better manage Windows-based PCs. Online PC content sites such as CNET and ZDNet provide or have announced their intention to provide hosted services to enhance their web sites. We are also aware of smaller entrepreneurial companies that are focusing significant resources on developing and marketing these services to consumers.

    In addition, Network Associates currently competes with our hosted products and services, and may continue to compete with us in the future. Network Associates offers products through traditional non-online distribution channels, such as retail stores. These products include McAfee VirusScan and McAfee Office, a suite of products, which incorporate a number of the features included in our online products and services.

    In the e-commerce market, we compete on the basis of number of visitors, product line depth, time spent at the site and return visits. We compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. In addition, we compete with online comparative shopping services provided by sites like Yahoo!, Excite and Amazon.com.

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

INTELLECTUAL PROPERTY

    We regard substantial elements of our web site and the underlying technology as proprietary. We own the technology underlying our Personal Firewall. We also own three pending patent applications related to our method of delivering software applications online. Because we own these rights, rather than licensing them from Network Associates, we can assert them independently of Network Associates to protect our technology. We will also be the sole owners of patent rights in any inventions developed by our employees. Other than the firewall technology and these patents, we do not own much of the core technology or intellectual property underlying our current products and our currently planned products. We currently license copyrights, patents and trademarks from Network Associates under a license agreement. Currently, the license agreement:

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

    We are currently negotiating arrangements with Network Associates that would allow us to offer our .NET initiative. We may be unable to negotiate satisfactory arrangements with Network Associates.

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

    Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial expenses and diversion of resources and management attention. Furthermore, other parties may assert infringement claims against Network Associates or us. These claims and any resulting litigation, should it occur, might subject us to significant liability for damages or an injunction against marketing our products, and, even if not meritorious, might result in substantial expenses and diversion of resources and management attention. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of intellectual property claims known prior to the consummation of our initial public offering on December 2, 1999.

ACQUISITIONS

    The Internet industry has experienced, and we believe will continue to experience, significant consolidation. As part of our growth strategy, we may acquire complementary companies and technologies from time to time.

    On February 15, 2000, we completed the acquisition of Signal9 Solutions Canada Inc., our first acquisition, for approximately $18 million, paid in cash and shares of our Class A Common Stock. We have since incorporated Signal9's products, ConSeal Private Desktop and ConSeal PC Firewall into our McAfee Personal Firewall service.

    On June 14, 2000, we completed the acquisition of a private company in exchange for approximately $4.3 million, paid in cash and shares of our class A common stock. In connection with this acquisition, we provided the former company's shareholders with registration rights pursuant to which we would be required to register such shares on Form S-3 with the Securities and Exchange Commission.

    See "Risk factors--We face risks associated with past and future acquisitions" for a description of the risks associated with acquisitions.

EMPLOYEES

    As of January 31, 2001, we had 148 employees and 12 contractors. Of this total, 17 were in web technology, 93 were in research and development, 34 were in sales and marketing and 16 were in finance and administration. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel are bound by employment agreements. Competition for qualified personnel in our industry and in the San Francisco Bay Area is intense. We may be unsuccessful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                                  RISK FACTORS

    The following risk factors should be considered in conjunction with the information in this Report on Form 10-K.

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

    Despite precautions that Network Associates and we may take, third parties could copy or otherwise obtain or use the proprietary information without authorization or develop similar technology independently. If Network Associates fails to adequately and timely protect the technology it licenses to us, our business may be adversely affected.

OUR AGREEMENTS WITH NETWORK ASSOCIATES ARE NOT THE RESULT OF ARM'S LENGTH NEGOTIATIONS AND AS A RESULT THE AGREEMENTS MAY BE LESS FAVORABLE TO US THAN IF THE AGREEMENTS WERE NEGOTIATIONS WERE AT ARM'S LENGTH

    Our agreements with Network Associates were negotiated when we were a wholly owned subsidiary of Network Associates and one of our two directors at that time was a director and the chief executive officer of Network Associates. In addition, Srivats Sampath, our president and the other director at the time, was employed by Network Associates prior to joining McAfee.com in December 1998.

WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AVAILABLE TO US BECAUSE OF OUR RELATIONSHIP WITH NETWORK ASSOCIATES.

    We do not currently have a clear policy in place with Network Associates to delineate business opportunities between us and Network Associates, except that the license agreement restricts each party from selling licensed products in specified markets and prevents us from offering products based on technology competitive with that provided to us by Network Associates. The complexity and fluid nature of the marketplace and the rapid technological changes in how services are distributed over the Internet make it likely that the scope of the license agreement with Network Associates will be difficult to interpret in future cases. Our failure or Network Associates' failure to properly interpret the restrictive provisions contained in this license agreement could result in either party pursuing business opportunities that are prohibited under the license agreement, and could confuse potential customers and require the attention of our senior management to resolve. We are currently negotiating arrangements with Network Associates that would allow us to offer our .NET initiative. We may be unable to negotiate satisfactory arrangements with Network Associates that would allow us to successfully offer this new initiative. Furthermore, our ability to take advantage of a specific business opportunity may be affected by Network Associates' representation on our board of directors, its voting control over us and our comparatively limited resources. As a result, we may be unable to successfully pursue business opportunities available to both Network Associates and us.

OUR HOSTED PRODUCTS AND SERVICES CURRENTLY COMPETE WITH SOME OF NETWORK ASSOCIATES' EXISTING PRODUCTS AND MAY COMPETE WITH FUTURE NETWORK ASSOCIATES' PRODUCTS AND SERVICES, WHICH WOULD SIGNIFICANTLY LIMIT OUR BUSINESS OPPORTUNITIES

    Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products that incorporates a number of the features included in our online products and services. We compete with these Network Associates products based on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates also provides hosted online products and services to business. Our license agreement with Network Associates currently restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology, which enables us to provide hosted products and services. As a result, absent Network Associates' consent, we are unable to pursue business customers for our online products and services and we may experience customer confusion, each of which would harm our business or limit our business opportunities

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER US COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

    Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of February 15, 2001, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

    In light of its voting control and board influence, Network Associates will have significant influence over matters requiring approval of our board of directors and stockholders. One of our current board members is affiliated with Network Associates, George Samenuk is Network Associates' chief executive officer. Our business could be adversely affected if this director acts in favor of Network Associates' interests over ours while on our board of directors.

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

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

    Hilgraeve and Trend Micro have each filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. See "Legal Proceedings" for further information on these matters. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

WE RELY ON NETWORK ASSOCIATES TO PROVIDE CRITICAL SERVICES TO US, AND FAILURE ON ITS PART TO EFFECTIVELY DO SO COULD ADVERSELY AFFECT OUR BUSINESS

    We currently rely on Network Associates for some cash management functions, tax and payroll administration, insurance, employee benefits administration and other services. We have entered into a services agreement with Network Associates for the continued provision of these services. Until otherwise terminated, this agreement will continue in effect through the end of December 2000 with automatic one-year renewal periods following this date. This agreement was not the result of arm's length negotiation since we were a wholly owned subsidiary of Network

Associates at the time we negotiated and entered into the agreement. As a result, the agreement may be less favorable to us than if it was negotiated at arm's length. If this agreement is terminated or if Network Associates fails to satisfactorily provide these services, we would be required to provide these services internally or find a third-party provider of these services. Any services we choose to provide internally may not be as cost-effective as those that Network Associates is currently providing, particularly in light of our lack of experience as an independent organization. If we are required to obtain these services from a third party, we may be unable to do so in a timely, efficient and cost effective manner, or the services we receive may be inferior to those that Network Associates is currently providing.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND FURTHER LOSSES ARE LIKELY

    As of December 31, 2000 we had an accumulated deficit of approximately $60.7 million. Our net losses as a percentage of net revenue were 59% in the twelve months ended December 31, 2000, and 114% in the twelve months ended December 31, 1999. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses may increase significantly during the next several years, as we incur additional expenses related to:

        - development, marketing and promotion of products and services, including our .NET initiative targeting at small to medium sized business;

        -   development of our web site and related infrastructure; and

        -   development and maintenance of strategic relationships.

With the addition of these operating expenses, we will need to generate significant additional revenues to achieve profitability.

VOLATILITY IN THE CAPITAL MARKETS AND A SLOWDOWN IN THE BUSINESS OF MANY INTERNET COMPANIES MAY SUBSTANTIALLY REDUCE OUR REVENUE AND LENGTHEN OUR SALES CYCLE.

    Historically, a significant portion of our revenue has been derived from our sponsorship arrangements, McAfee branded services and online marketing affiliate arrangements, with Internet companies. Volatility in the capital markets and a slowdown in the business of many Internet companies has impacted adversely many of our past and potential Internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, our Internet company customers, many of whom are early stage companies or have engaged in their own large advertising campaigns, may, to the extent they have not already done so,

    -   Reduce their e-commerce and advertising relationships with us;

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

OUR APPLICATIONS SERVICE PROVIDER BUSINESS MODEL IS RELATIVELY UNPROVEN, AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR HOSTED APPLICATIONS

    Historically, substantially all of our revenue has come from software sales through our web site and other online resellers, such as Beyond.com. Our current strategy is to expand upon this base and broaden our role as an applications service provider, or ASP, providing consumers with online access to PC security and management software applications hosted on our servers. Under this ASP model, consumers "rent versus buy" our software, which means PC users purchase a license to use the software hosted on our servers for a limited duration of time with all version updates included, as opposed to purchasing a single version of traditional software with perpetual access to only one version. We believe we are among the first consumer focused ASPs, and this concept may not achieve broad acceptance in the market. We began providing our application services online in October 1998. To build awareness and demand for our hosted products and services, we offered our McAfee Clinic and other products and services for free prior to September 2, 1999, when we began charging a subscription fee for McAfee Clinic. Consumer acceptance of our hosted products and services is subject to a number of potential factors, including:

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

IF WE ARE UNABLE TO EFFECTIVELY SELL RENEWAL SUBSCRIPTIONS TO OUR SERVICES, OUR BUSINESS WILL BE HARMED.

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

    Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. The agreement expires on June 30, 2001. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the year ended December 31, 2000, approximately 19% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, such as our recently announced arrangement with SBC to license our McAfee Clinic product to SBC's DSL customers, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.


WE MAY BE UNSUCCESSFUL IN OUR PLANS TO MARKET OUR SERVICES TO BUSINESSES.

    To date, we have focused on selling our products and services to individual consumers. We intend to expand the scope of our marketing, sales and distribution to included small and medium sized businesses through product offerings such as our .NET initiative. Currently, however, our license agreement with Network Associates restricts our ability to sell products and services to businesses and we may be unable to enter or compete effectively in the business marketplace due to these contractual limitations. We lack experience in selling to and supporting business customers, and will likely face serious competition in this market segment. Accordingly, businesses may be reluctant to adopt our products and services. We are likely to incur substantial incremental costs associated with marketing and supporting a business focused service. This may reduce the resources available for our consumer services business, and negatively impact our revenues and operating results.

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

WE EXPECT SIGNIFICANT STOCK-BASED COMPENSATION CHARGES RELATED TO NETWORK ASSOCIATES REPRICED OPTIONS AND OUR REPLACEMENT OPTIONS

    In light of the decline in Networks Associates stock price at the time and in an effort to retain their employee base, in April 1999, Network Associates offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, Network Associates has incurred a stock-based compensation charge. In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," Network Associates incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. This charge is fixed and will continue to be incurred through the remaining vesting period of the repriced options.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

    In connection with the establishment of McAfee.com, employees who were to transfer from NAI were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for the Company's shares and keep their vested Network Associates options. This resulted in the Company issuing options to purchase 1,224,700 shares. In addition the Company's employees retained options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those, which were repriced by Network Associates as of April 22, 1999. Under the guidance in FIN 44 the new options issued to the employees of the Company are considered to be replacement options and, therefore, are also subject to variable accounting, in the same manner as the Network Associates option they replaced. In addition the Company must account for the Network Associates options retained by its employees using the variable accounting model.

    We have incurred and will continue to incur variable accounting charges related to NAI's repriced options and our replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our and Network Associates common stock at July 1, 2000, which was $26.063 and $20.375, respectively. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods. For the year ended December 31, 2000 the Company recorded stock-based compensation expense of $399,000.

OUR FAILURE TO HIRE AND RETAIN KEY MANAGEMENT PERSONNEL AND OTHER QUALIFIED INDIVIDUALS COULD HARM OUR BUSINESS

    In addition to retaining and motivating our current management and technical employees, we must attract and train new employees in key areas of our company, including marketing and sales, research and development and web information technologies functions. We may be unable to successfully attract, train, retain and motivate key management personnel and other highly skilled technical, sales and marketing and customer support personnel. Competition for these individuals is intense, especially in the San Francisco Bay Area. If we fail to either retain our current employees, or fail to attract and train new employees, our business could be harmed. Recent volatility in our stock price may make it more difficult for us to retain existing employees and attract new employees. An increase in employee turnover may impede our productivity, increase our costs and degrade our overall technical and management experience harming our business

OUR INABILITY TO EFFECTIVELY MANAGE OUR WEB SITE TRAFFIC AND INFORMATION TECHNOLOGY INFRASTRUCTURE COULD HARM OUR BUSINESS

    We have experienced significant growth and fluctuations in traffic to our web site. To meet increased traffic demands and potential future traffic increases, we recently expanded our information technology, or IT, infrastructure and continue to add additional infrastructure based on our anticipated requirements.

    We have experienced significant temporary increases in traffic to our web site in response to particular events, such as the Melissa and Chernobyl computer virus outbreaks in the first half of 1999, and the "I Love You" computer virus outbreaks in the three months ended June 30, 2000, each of which approximately tripled our then average daily web site traffic. To respond to sudden traffic increases, we must expand and maintain the capacity of our IT infrastructure. If we are unable to effectively expand our IT infrastructure to accommodate traffic increases, consumers may experience difficulties in accessing our web site or in downloading products and information from our web site. This could materially harm our business.

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

    During the year ended December 31, 2000, approximately 19% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

    In prior periods, our net revenue and operating results have fluctuated on a quarterly basis. For example, during the year ended December 31, 2000, we recorded approximately 26% of our total net revenue in the three months ended December 31, 2000, approximately 27% in the three months ended September 30, 2000, approximately 25% in the three months ended June 30, 2000 and approximately 22% in the three months ended March 31, 2000. During the year ended December 31, 1999, we recorded approximately 34% of our total net revenue in the three months ended December 31, 1999, approximately 28% in the three months ended September 30, 1999, approximately 24% in the three months ended June 30, 1999 and approximately 14% in the three months ended March 31, 1999.

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

COMPETITION FROM OTHER VENDORS MAY RENDER OUR PRODUCTS OBSOLETE OR LEAD TO REDUCED SALES OF OUR PRODUCTS OR REDUCED MARKET SHARE

    Vendors of hardware and of operating system software or other software, such as e-mail software, may enhance their products or bundle separate products to include PC security and management software similar to our products. This competition from vendors and their widespread inclusion of products that perform some of the same or similar functions as our products within computer hardware or other software, such as those offered by our current competitors Dell and Microsoft, could render our products duplicative or obsolete and result in reduced sales and market share. Even if these incorporated products are inferior or more limited than our products, consumers may nevertheless believe that the incorporated products eliminate the need to purchase our products separately. If we were unable, either directly or indirectly through Network Associates, to develop new PC security and management products to further enhance operating systems or other software and to successfully replace any obsolete products, our business would suffer.

IF OUR PRODUCTS AND SERVICES ARE NOT EFFECTIVE, OUR REPUTATION AND BUSINESS MAY BE HARMED AND CONSUMERS MAY MAKE PRODUCT LIABILITY CLAIMS AGAINST US

    Our PC security and management software products and services are used to protect and manage PCs. If these products and services are not effective, our reputation will be harmed and demand for our products and services could decrease, which would materially adversely affect our business. As a result, we could face potential product liability and related claims. Our anti-virus products and services may fail to effectively detect and respond to existing or newly developed computer viruses. In addition, our anti-virus technology may cause a "false alarm" by detecting viruses that do not actually exist. Our PC management services may not perform effectively, causing a consumer to accidentally lose or delete a file and other data. Any of the foregoing events could harm our reputation and our business and could lead to claims against us. This risk is especially acute for anti-virus software because of the rate at which new viruses are introduced, the challenges involved in widely distributing software updates before customers have been infected by new viruses, and the severity of the harm that consumers may suffer as a result of viruses. Because we license the technology underlying our anti-virus products and services from Network Associates, the quality of these products and services depends on Network Associates' research and development efforts. We seek to limit our exposure to potential product liability claims through limitation of liability provisions in our electronic and shrink-wrap licenses and through disclaimers. However, these measures, particularly those involving unsigned licenses, may not be effective under the laws of some jurisdictions.

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

    On August 1, 2000, Simple.com filed a complaint against the Company alleging that the Company misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing the Company from, using the information that the Company allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. The Company answered the complaint on August 30, 2000. The parties have begun the discovery process, and no trial date has been set. The Company has agreed to pursue non-binding mediation once discovery is substantially complete.

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

    In the market for e-commerce, we compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. We also compete with online comparative shopping services and advertising space provided by major Internet sites such as America Online, Yahoo!, Amazon.com, Lycos, MSN.com and Excite. Some current and many potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online computer management services may be acquired by, receive investments from or enter into commercial relationships with larger, more established and better-financed companies. As a result, some of our competitors may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than we are able to provide. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand.

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

WE COULD FACE CLAIMS BY OUR CUSTOMERS FOR INVASION OF PRIVACY

    We collect and use data from our customers to process their orders for our services. This creates the potential for claims to be made against us based on invasion of privacy or other legal theories. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW AND OUR RELATIONSHIP WITH NETWORK ASSOCIATES MAY DISCOURAGE TAKEOVER ATTEMPTS

    Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of February 15, 2001, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

    The trading prices of many Internet stocks, including ours, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $2.63, and the closing price on March 15, 2001 was $6.91. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS AND MINORITY INVESTMENTS

    During 2000 we completed two acquisitions. As part of our growth strategy, we may acquire additional companies, products and technologies, which are complementary to our business or make minority investments in complementary companies. These activities involve a number of risks and we may not realize the expected benefits of these transactions.

    The integration of an acquired company or technology involves a complex, time consuming and expensive process. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate our completed and other potential acquisitions, we may need to, among other things, successfully:

    -   attract and retain key management and other personnel;

    - integrate the acquired products into our suite of product offerings both from engineering and sales and marketing perspective;

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

    Recently, we began making venture and strategic minority investments in private companies with complementary products, services and technologies. In September 2000, we made one minority venture investment of $1.0 million and in October 2000, we made another strategic investment of $1.0 million.

    Our acquisitions and strategic investments involve a number of risks and we may not realize the expected benefits of these transactions. We may lose all or a portion of our investment, particularly in the case of our strategic minority investments. Our available cash and our securities may be used to acquire companies or products, or make minority investments, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we acquire a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT.

    In future periods we will experience significant charges related to the amortization of purchased technology and goodwill in connection with the acquisition of Signal 9 in February 2000 accounted for under the purchase method of accounting. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related impairment charge to earnings.

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

    There is a growing body of laws and regulations applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local level relating to the Internet or e-commerce services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or e-commerce. In turn, the adoption of these laws and regulations could increase our cost of doing business because we currently rely on direct-targeted e-mail campaigns as an element of our marketing and sales strategy. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

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

IF OUR INTERNAL NETWORK INFRASTRUCTURE IS DISRUPTED BY COMPUTER HACKERS OR BY OTHER OCCURRENCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

    Our operations depend upon our ability to maintain and protect our computer systems, which are located in Santa Clara and Sunnyvale, California with a completely redundant facility in Herndon, Virginia. We also contract with a third party to maintain a fully redundant computer system to prevent disruption of our operations in the event of a system failure in our Santa Clara facility. Given our high profile in the security software market, we are an attractive target for skilled computer users commonly referred to as "hackers or crackers" who attempt to gain unauthorized access to computers or computer networks. In the past, we have been a target of hackers who have, among other things, attempted to penetrate our network security or created viruses to sabotage or otherwise attack our web site. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar efforts or viruses may be created or replicated in the future. In this event, our web site or users' computer systems could be damaged and, as a result, demand for our software products may suffer. In addition, we could be subject to denial of service attacks, a type of Internet attack that bombards a web site with information requests, eventually causing the web site to overload, delaying or disrupting service. Our relationships with our subscribers and customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are not effective, causing our revenues to decrease and our business to suffer. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or harm our reputation.

    We have not experienced any material outages to date. However, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods and general business interruptions, the amount of coverage may not be adequate in any particular case.


ITEM 2. PROPERTIES

    Our principal executive and corporate offices and network operations center are located in Sunnyvale, California. This facility consists of approximately 55,000 square feet. The lease for this facility is set to expire in 2006. The approximate monthly cost is $102,000. We have a sales office in New York, New York. This facility consists of approximately 6,000 square feet. The lease for this facility is set to expire in 2005. The approximate monthly cost is $11,000. We believe that these facilities are adequate for the present and that additional space will be available as needed.


ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee arrangement matters. As of the date of this report, we are not a party to any litigation or other legal proceeding, including product liability claims that, in our opinion, could have a material adverse effect on our business operating results or financial condition.

Other Litigation

SIMPLE.COM V. MCAFEE.COM, CIVIL ACTION NO. CV-00-20816 RMW, UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF CALIFORNIA, SAN JOSE DIVISION. On August 1, 2000, Simple.com ("Simple") filed a complaint against McAfee.com ("McAfee"), alleging that McAfee misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition under Cal. Bus. & Prof. Code
Section 17200; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing McAfee from, inter alia, using the information McAfee allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. McAfee answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. The parties have served discovery requests on one another. By the Court's December 1, 2000 case management order, fact discovery is scheduled to close March 31, 2001, expert discovery is scheduled to close July 13, 2001, and the trial is scheduled for October 9, 2001.

JEFF PLATON V. MCAFEE.COM, CIVIL ACTION NO. CV794576, SANTA CLARA SUPERIOR COURT. On January 5, 2001, Jeff Platon ("Platon") filed a complaint against McAfee.com alleging that McAfee breached the terms of a severance agreement and seeks compensatory damages of approximately $125,000 for remaining benefits owed at the time of his separation from the company plus all attorney's fees and costs related to this lawsuit. McAfee.com has filed an answer to the complaint, but no discovery has been initiated by either side.


Network Associates is a party to a litigation matter, described below, that relates to the anti-virus software technology they license to us. Under the terms of our inter-company license agreement and indemnification and voting agreement, Network Associates has agreed to indemnify us with respect to these existing matters. See "Related Party Transactions -- Inter-company Agreements."

HILGRAEVE V. NETWORK ASSOCIATES. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent, which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a schedule for a further summary judgment hearing, which will be held in or around April 2001. No trial date is set.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders' during the fourth quarter of the year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

    Since our initial public offering on December 2, 1999, our common stock has traded on the NASDAQ National Market under the symbol MCAF. The following tables set forth, the high and low closing sales prices for our common stock for the period from December 2, 1999 through December 31, 2000 by quarter. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


YEAR ENDED DECEMBER 31, 2000                              HIGH        LOW
  First Quarter                                          $55.50     $32.38
  Second Quarter                                          49.06      17.38
  Third Quarter                                           33.88      13.38
  Fourth Quarter                                          14.25       2.63


YEAR ENDED DECEMBER 31, 1999                              HIGH        LOW
    Fourth Quarter (from December 2)                     $53.13     $38.88


    The Company had approximately 136 shareholders of record as of February 15, 2001.

DIVIDEND POLICY

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

    The consumer e-commerce business of Network Associates that was contributed to us commenced in January 1996. The financial statements from 1996 through 1998 have been carved out from the financial statements of Network Associates using the historical results of operations and the historical bases of the assets and liabilities of the consumer e-commerce business of Network Associates. We believe that the assumptions underlying the preparation of our financial statements are reasonable. However, the financial information included herein, may not be indicative of our future results of operations, financial position and cash flows or the financial results we would have achieved if we had been a separate stand-alone entity during these periods. In particular, periods prior to fiscal 1999 do not include the expenses incurred under our license agreement with Network Associates. See Note 8 to the financial statements.

    From January 1, 1999, various services have been and will continue to be provided by Network Associates based upon a services agreement entered into between Network Associates and us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                                --------       --------       --------       --------       --------
                                                                (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue                                     $ 46,866       $ 24,497       $  6,292       $  2,530       $    539
Gross profit                                      35,273         12,928          2,587            428            280
Loss from operations                             (31,971)       (28,331)        (1,993)        (1,508)        (1,790)
Net Loss                                        $(27,469)      $(27,926)      $ (1,993)      $ (1,508)      $ (1,790)

NET LOSS PER SHARE DATA BASIC AND DILUTED:
Net loss per share, basic and diluted           $   (.62)      $  (0.76)             -              -              -
Shares used in per share calculation              44,066         36,554              -              -              -
Pro forma net loss per share, basic and
diluted                                                -              -       $  (0.06)             -              -
Shares used in pro forma per share
calculation                                            -              -         36,000              -              -


                                                                       AS OF DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 2000           1999           1998           1997           1996
                                               --------       --------       --------       --------       --------
CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and marketable
securities                                     $ 71,419       $ 86,499       $      -       $      -       $      -
Working capital                                   5,784         42,009         (5,196)        (3,268)        (1,777)
Total assets                                     98,132         95,287          2,438             21             38
Deferred revenue                                 26,679         21,280          6,388          2,976          1,003
Receivable from (payable to) Network
Associates                                       (8,256)        (8,313)         1,286           (275)          (674)
Stockholder's equity/divisional (deficit)        53,481         55,991         (5,131)        (3,247)        (1,739)


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

OVERVIEW

    We are currently a majority owned subsidiary of Network Associates. We were incorporated in December 1998 and, effective January 1, 1999 Network Associates contributed to us its consumer e-commerce business, which began operations in January 1996. Prior to January 1, 1999, we have never operated as an independent company. Network Associates has provided a number of services to us and we will continue to rely on Network Associates to provide these services for the foreseeable future. In addition, our divisional financial statements through December 31, 1998 are derived from the historical books and records of Network Associates. Beginning January 1, 1999 the financial statements include the operations of McAfee as a separate legal entity and its wholly owned subsidiary.

The statement of operations includes all revenues and expenses directly attributable to us including charges for shared facilities, functions and services used by us and provided by Network Associates. A number of expenses, such as research and development expenses, sales and marketing expenses and general and administrative expenses, have been allocated based on Network Associates' management's estimate of the cost of services provided by them. These allocations were generally based on either a direct cost pass-through or percentage of total expenses for the services provided, based on headcount. See
Note 8 of notes to financial statements.

    We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

    - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Hewlett Packard, Compaq and Microsoft. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit-card based transactions;

    - Maintenance and support where we provide our users online technical support updates and upgrades

    - software subscriptions for our hosted PC security and management applications provided on our web site, including McAfee Clinic and Firewall;

    - sponsorship arrangements in which we provide access to other vendors' web sites;

    - McAfee branded services of third party products and services are branded under our brand;

    - Online marketing affiliate arrangements in which third party companies place their link on our web site or we place our link on third party's web site in which we give third party users the opportunity to subscribe to our service.

    - banner advertising and other advertising space on our web site sold by our partners or us to third parties.

    Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 24%, 55%, and 91% of our revenue in 2000, 1999, and 1998, respectively. Furthermore, during the year ended December 31, 2000 and 1999, approximately 19% and 38% respectively, of our net revenue was derived from the sale of software licenses through Beyond.com.

    Our current strategy is to further expand on our historical revenue base and significantly broaden our role as an applications service provider, or ASP, providing consumers with access to PC security and management software applications hosted on our services. Under this ASP model, consumers "rent versus buy" our software applications. In October 1998, we updated Oil Change and introduced it as our initial hosted subscription service, based on technology acquired through Network Associates' purchase of CyberMedia. In April 1999, we introduced McAfee Clinic. McAfee Clinic incorporates the functionality of Oil Change and provides a significantly broader suite of hosted PC security and management applications. From April 1999 to September 1, 1999, users were offered McAfee Clinic services for free. On September 2, 1999, we began charging for this service as part of our strategy of transitioning users of our web site to paid subscribers to McAfee Clinic. We ended the year 2000 with approximately 780,000 unique paying subscribers. We continue to convert our current Oil Change subscribers to McAfee Clinic subscribers.

REVENUE RECOGNITION

    Revenue recognition varies depending on the product or service sold. Revenue derived from the sale of software products is recognized in accordance with Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9, collectively, SOP 97-2, and Statement of Financial Accounting Standards 48, or SFAS 48, "Revenue Recognition When Right of Return Exists." Based on these accounting pronouncements, our revenue recognition practices relating to various products and customers are as follows:

    - Recognition of net revenue at the time of delivery from the sale of software products sold through both the McAfee Store and our e-retail distributors, such as Beyond.com and America Online, and sales to OEMs, varies depending on the product being sold. For products that include future upgrades, updates or services, such as VirusScan licenses, a percentage of the revenue is deferred and recognized ratably over the period for which these upgrades, updates or services are provided, usually one year. The amount deferred is based on the price of these upgrades, updates and future services when sold separately. For the majority of our products, however, we do not sell these upgrades, updates and services separately and therefore we defer the arrangement fee received and recognize it ratably over one year. Products sold through our e-retail distributors are sold by us to them at a discount from list price and additionally, some of our e-retail distributors may purchase product for inventory. We recognize revenue for these products when they are sold to the end user.

    - Revenue from the fees received for providing sponsorships, co-hosting arrangements and software subscriptions for our hosted applications is deferred at the time of the transaction and is recognized ratably, net of any revenue share payments, over the term of the arrangement or the subscription term.

    - Revenue from banner advertising and other advertising space on our web site is typically recognized as advertisement impressions are delivered.

COSTS AND EXPENSES

    Cost of Net Revenue. Cost of net revenue consists of product and subscription costs and advertisement and sponsorship costs.

    Product and Subscription. Product and subscription costs consist of product costs, technology costs, and license fee. The product costs are the cost of media, manuals and packaging as well as shipping costs for boxed products sold both through our McAfee Store and through e-retail partners. From September 1998 through May 16, 1999, product costs also included charges from Beyond.com for processing and fulfilling sales transactions, including credit card processing fees and fulfillment costs. The technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site. These costs represent the cost of selling our products over the internet. License fees are incurred under the technology cross license agreement with Network Associates, which gives us the right to sell single-user consumer licenses for the licensed Network Associates products over the web and through computer OEMs and e-retailers. The license fee is payable commencing January 1, 1999 and is based on a percentage of net revenue derived from product sales that include the licensed technology. The license fee was 20% commencing on January 1, 1999, declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001 and will remain at 7% thereafter. See
Note 8 for a more detailed description of the Network Associates cross license. For a quarterly royalty of $250,000, Network Associates has, among other things, a limited right to sell licenses to any software products that we create based on the Network Associates technology that we license from it. This royalty received from Network Associates is offset against our royalty payments to Network Associates, which are presented on a net basis in our results of operations.

    Advertisement and Sponsorship. Advertisement and sponsorship costs consist of tracking costs incurred to monitor the number of ads impressions as well as technology cost for maintaining advertisement and sponsorship activities on our web site.

    We expect that cost of net revenue will increase in absolute dollars but may fluctuate as a percentage of net revenue over time as we expand our operations. License fees will continue to increase in absolute dollars and as a percentage of revenue as more of our revenue is generated from the sales of products and services.

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

    We are focusing our research and development resources on providing next-generation software services for Internet access devices initially focused on PC security and management delivered via the Internet. We expect that our research and development expenses will grow in absolute dollars as we continue to invest in development and enhancement of our products and services, but may fluctuate as a percentage of net revenue. We also expect an increase in research and development expenses related to the anticipated future international expansion of our business. The timing and amount of our research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired, if any, during a given period.

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

    Amortization of goodwill and other intangibles. In 2000, we acquired all outstanding capital stock of Signal 9 Solutions Canada, Inc and another privately held company. The acquisitions were accounted for using the purchase method of accounting. We analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however we determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

    We assess the impairment of identifiable intangibles, related goodwill as well as the impairment of enterprise level goodwill periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks inherent in our current business model.

    We determined that certain storage technology purchased as part of the original acquisition was not to be incorporated into future products as a result of the unviable Internet advertising business model. We calculated the value of the impairment in accordance with the Company's accounting policy.

    General and Administrative. General and administrative expenses consist principally of charges under the corporate services agreement with Network Associates and of salary and benefit expenses for administrative personnel. Under the corporate services agreement, Network Associates is providing services relating to tax, accounting, insurance, employee benefits administration, corporate record keeping, payroll, information technology infrastructure, and facilities management. The expenses are allocated based on relative headcount and include a 10% mark-up from Network Associates' allocated expenses. In turn, we allocate a portion of these charges related to facilities and information technology infrastructure to marketing and sales and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by Network Associates, the corporate services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

    Stock-Based Compensation. On April 22, 1999, Network Associates offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options was granted at an exercise price of $11.063, which was based on the closing price of Network Associate's common stock on April 22, 1999. Under the guidance in FIN 44 the repriced options are subject to variable accounting. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 71,237 shares at $11.063 were vested and outstanding at December 31, 2000.

    In connection with the establishment of the Company, employees who were to transfer from Network Associates were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for the Company's shares and keep their vested Network Associates options. This resulted in the Company issuing options to purchase 1,224,700 shares. In addition the Company's employees retained options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those which were repriced by Network Associates as of April 22, 2000. Under the guidance in FIN 44 the new options issued to the employees of the Company are considered to be replacement options and, therefore, are also subject to variable accounting, in the same manner as the Network Associates options they replaced In addition the Company must account for the Network Associates options retained by its employees using the variable accounting model.

    As a result the Company must remeasure the compensation expense on these options based on movements since July 1, 2000 in the Company's and/or Network Associate's stock price. Until the Company's stock price exceeds $26.063 (the price on July 1, 2000), there will not be any further impact of the variable accounting treatment. The actual compensation charge to be recorded is remeasured at the end of each reporting period until the option is either exercised, cancelled without replacement or is forfeited. Once the option is exercised, cancelled without replacement or forfeited it is remeasured for the final time and the compensation charge fixed.

    As at July 1, 2000 the Company's stock price was $26.063, and Network Associate's stock price was $20.38. As of December 29, 2000 the stock prices were $5.00 and $4.188 respectively. The Company expenses the compensation charge calculated to the statements of operations over the remaining vesting period using the accelerated method detailed in FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". If the option is fully vested any charge is recorded in income immediately.

    As of December 31, 2000 the Company had options outstanding to purchase 678,944 shares of its common stock and 63,378 shares of Network Associates stock, which are subject to variable accounting. For the year ended December 31, 2000 the Company recorded stock-based compensation expense of $399,000. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and Network Associates respectively. As a result the Company's results of operations may fluctuate in future based on these movements. In addition the actual charge recorded could be materially different to that calculated as of December 31, 2000.

    In January 1999, five officers of Network Associates were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to Network Associates employees in September, October and December 1999.

    Taxes. Our operations are included in Network Associates' consolidated U.S. tax returns. No income tax provision has been included in our financial statements because net losses were incurred throughout the reporting period. We have entered into a tax sharing agreement with Network Associates effective as of December 2, 1999. See Note 8 for a more detailed description of the Network Associates tax sharing agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,". SFAS 133 was subsequently amended by SFAS 137 and SFAS 138. SFAS 133, as amended establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000, interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. We adopted SAB 101, as amended, as of January 1, 2000. The adoption did not have a significant effect on our financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The effects of FIN 44 are discussed above and in note 9 to the notes to these financial statements.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.


                                                      YEAR ENDED DECEMBER 31
                                            ----------------------------------------
                                              2000            1999            1998
                                            --------        --------        --------
Net revenue
Product and subscription                        67.7            80.4           100.0
Advertisement and sponsorship                   32.3            19.6               -
Total net revenue                             100.0%          100.0%          100.0%

Cost of net revenue:
  Product and subscription                      18.5            41.8            58.9
  Advertisement and sponsorship                  6.2             5.5               -
                                            --------        --------        --------
    Total cost of net revenue                   24.7            47.3            58.9

Gross profit                                    75.3            52.7            41.1

Operating expenses:
  Research and development                      28.3            28.1            42.3
  Marketing and sales                           75.6            88.7            18.3
  General and administrative                    19.5            51.6            12.2
  Amortization of intangibles                   20.1               -               -
                                            --------        --------        --------
    Total operating expenses                   143.5           168.4            72.8
                                            --------        --------        --------
Loss from operations                           (68.2)         (115.7)          (31.7)
Interest and other income, net                  10.3             1.7               -
                                            --------        --------        --------
Loss before provision for income taxes         (57.9)         (114.0)          (31.7)
                                            --------        --------        --------
Provision for income taxes                       0.6               -               -
                                            --------        --------        --------
Net loss                                       (58.6)%        (114.0)%         (31.7)%
                                            ========        ========        ========

    Net Revenue. Net revenue increased to $46.9 million in the year ended December 31, 2000 from $24.5 million, and $6.3 million in the years ended December 31, 1999, and 1998, respectively. The increase in revenue in 2000 compared to 1999 was primarily a result of our success at converting trial subscribers to the Clinic service into paying customers and to a lesser extent, our ability to successfully sell and implement sponsorship arrangements. The increase in revenue in 1999 compared to 1998 was primarily a result of increased traffic to our McAfee Store in connection with the emergence of a number of new harmful computer viruses in the first half of 1999 and the official launch of our website in the second quarter of 1999. This increase also reflects sales of product licenses and subscriptions related to increased product offerings as a result of Network Associates' acquisition of CyberMedia in September 1998, as well as revenue related to subscriptions for McAfee Clinic for the quarter ended December 31, 1999.

    The product and subscription revenue includes revenue from product licenses and subscriptions sold over the internet. The product and subscription revenue as of December 31, 2000, 1999, and 1998 was $31.7 million, $19.7 million, and $6.3 million, respectively. The increase of the product and subscription revenue from 1998 to 1999 as well as from 1999 to 2000 is due to increases in new customer purchases and positive results from converting trial subscribers to the Clinic service into paying customers.

    The advertisement and sponsorship revenue includes revenue from sales of advertisement as well as co-branding and sponsorship activities hosted on our web site. The advertisement and sponsorship revenue as of December 31, 2000, 1999, and 1998 was $15.2 million, $4.8 million, and none, respectively. The increase in advertisement and sponsorship revenue in 2000 from 1999 resulted from growth in selling and implementing sponsorship arrangements. However, due the softening of the internet industry we expect a slow down in advertisement and sponsorship activities for future periods.

    Cost of Net Revenue. Cost of net revenue is $11.6 million in both the year ended December 31, 2000 and the year ended December 31, 1999. For December 31, 1998, cost of net revenue was $3.7 million. The cost of net revenue remained flat in 2000 compared to 1999 because we gained economies of scale within our infrastructure, which enabled us to maintain our cost structure despite increasing traffic. However, we may be unable to realize the same benefits in coming periods.

    Cost of net product and subscription revenue as of December 31, 2000, 1999, and 1998 was $8.7 million, $10.2 million and $3.7 million, respectively. Our cost of net product and subscription revenue decreased to 2000 from 1999 due to the license fee royalty rate payable to NAI declined from 13.5% of product revenue in the first quarter of 2000 to 8.6% of product revenue in the fourth quarter of 2000. The license fee royalty became 7% of product revenue in January 2001 and remains constant thereafter. The increase in cost of net product and subscription revenue in 1999 compared to 1998 was primarily related to the increase in the cost of products sold through the McAfee Store as sales volume increased, an increase in technology costs relating to the substantial investment in our infrastructure, as well as license fees payable to Network Associates beginning January 1, 1999.

    Cost of net advertisement and sponsorship revenue as of December 31, 2000, 1999, and 1998 was $2.9 million, $1.3 million and none, respectively. Our cost of net advertisement and sponsorship revenue increased in 2000 from 1999 due to the increase in advertising and sponsorship activities. The main cost of advertisement and sponsorship revenue is the technology cost which consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site.

    Research and Development. Excluding the effects of stock-based compensation of $239,000 and none in 2000 and 1999, respectively, research and development expenses increased to $13.0 million in the year ended December 31, 2000 from $6.9 million in the year ended December 31, 1999, an increase from $2.7 million in the year ended December 31, 1998. These increases were primarily due to a significant investment in research and development headcount and infrastructure in 2000 and 1999 as we expanded and enhanced our product and service offerings. As a percentage of net revenue, research and development expenses were 28.3% in 2000, 28.1% in 1999, and 42.3% in 1998.

    Marketing and Sales. Excluding the effects of stock-based compensation of $20,000 and none in 2000 and 1999, respectively, marketing and sales expenses increased to $35.4 million in the year ended December 31, 2000 from $21.7 million in the year ended December 31, 1999, an increase from $1.2 million in the year ended December 31, 1998. The increase in 2000 compared to 1999 as well as the increase in 1999 compared to 1998 was primarily due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as development of strategic relationships with a variety of Internet companies. A significant proportion of the increase was the result of our sponsorship agreement with AOL. In 2000, we continued a significant advertising campaign to build brand awareness, which began in June 1999. We also increased the number of sales and marketing personnel to support this campaign. As a percentage of net revenue, marketing and sales expenses were 75.6% in 2000, 88.7% in 1999, and 18.3% in 1998.

    General and Administrative. Excluding the effects of stock-based compensation of $140,000 and $7,363,000 in 2000 and 1999, respectively, general and administrative expenses increased to $9.0 million in the year ended December 31,2000 from $5.3 million in 1999, an increase from $767,000 in 1998. The increase in 2000 as well as in 1999 was primarily due to an overall increase in business activity and headcount and to a lesser extent our move into a new corporate headquarters located at 535 Oakmead Parkway in Sunnyvale, California. As a percentage of net revenue, general and administrative expenses were 19.5% in 2000, 51.6% in 1999, and 12.2% in 1998.

    Amortization of Intangibles. Amortization of intangibles increased to $9.4 million in the year ended December 31, 2000 from none in 1999 and 1998. The amortization of intangibles consists of $5.8 million of goodwill and purchased technology recorded in connection with two acquisitions completed during the year and an impairment charge of $3.6 million recorded in December 2000.

    The impairment charge was recorded as a result of our year-end review of technology acquired in the year 2000 and an assessment of its future potential. We determined that certain storage technology purchased as part of the original acquisition was not to be incorporated into future products as a result of the unviable Internet advertising business model. We calculated the value of the impairment in accordance with the Company's accounting policy.

    Stock-Based Compensation. In the year ended December 31, 2000, stock-based compensation relates to the repricing of NAI employee stock options owned by Company's employees, and replacement of repriced NAI options by Company's options. In 1999 stock-based compensation arose as a result of an acceleration in vesting of options granted to five officers of NAI and a number of NAI employees. We do not expect to incur charges related to option grants to NAI's officers or employees in the future. However, we do expect stock-based compensation charges related to NAI's repriced employee stock options and replacement options in future periods. The charges have been included in the appropriate operating expense categories.

    As a result, we recorded a stock-based compensation charge of $399,000, $7,363,000 and none for the year ended December 31, 2000, 1999 and 1998, respectively.

    Interest and Other Income. Interest and other income increased to $4.8 million in the year ended December 31, 2000 from $405,000 in 1999 and none in 1998. Interest and other income consist of interest income, interest expense and miscellaneous non-operating income and expense items. The increase from 1999 to 2000 was due to higher interest income generated from the proceeds of the public offering in December of 1999.

    Provision for Income Taxes. Our provision for income taxes was $317,000, none and none for the year ended December 31, 2000, 1999 and 1998, respectively. The provision arose as a result of withholding taxes on cash received from foreign entities. In 2000, 1999 and 1998 the concept of an effective tax rate was not meaningful. As of December 31, 2000 our net operating losses were $21.5 million

CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth, unaudited quarterly condensed consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. Our operating results for any three-month period are not necessarily indicative of results for any future period.

                                                                     THREE MONTHS ENDED
                         ----------------------------------------------------------------------------------------------------------
                          DEC 31,      SEPT 30,       JUN 30,       MAR 31,       DEC 31,      SEPT 30,       JUN 30,       MAR. 31,
                           2000         2000           2000           2000         1999          1999          1999          1999
                         --------      --------      --------      --------      --------      --------      --------      --------
                                                           (in thousands except per share data)
Net revenue              $ 12,140      $ 12,561      $ 11,907      $ 10,258      $  8,403      $  6,763      $  5,863      $  3,468
Gross profit                9,447         9,758         8,902         7,166         5,467         4,365         2,241           855
Operating expenses         18,313        17,039        16,796        15,096        11,999        15,501         8,998         4,761
                         --------      --------      --------      --------      --------      --------      --------      --------
Loss before provision
for income taxes           (7,802)       (6,061)       (6,658)       (6,631)       (6,127)      (11,136)       (6,757)       (3,906)
                         --------      --------      --------      --------      --------      --------      --------      --------
Provision for income
taxes                          94           130            92             -             -             -             -             -
                         --------      --------      --------      --------      --------      --------      --------      --------
Net loss                 $ (7,896)     $ (6,191)     $ (6,750)     $ (6,631)     $ (6,127)     $(11,136)     $ (6,757)     $ (3,906)
                         --------      --------      --------      --------      --------      --------      --------      --------
Net loss per share,
basic and diluted        $  (0.18)     $  (0.14)     $  (0.15)     $  (0.15)     $  (0.16)     $  (0.31)     $  (0.19)     $  (0.11)
                         --------      --------      --------      --------      --------      --------      --------      --------
Shares used in per
share calculation          44,617        44,413        43,749        43,483        38,216        36,000        36,000        36,000


    Net revenue generally increased in the year ended December 31, 2000 largely as a result of our success at attracting paid subscribers to our Clinic service and to a lesser extent due to our success in acquiring sponsorship agreements. In 1999, the increases were largely due to an increase in the licensing of anti-virus software through the McAfee Store and through e-retail distributors as well as an increase in our product offerings due to Network Associates' acquisition of CyberMedia in the quarter ended September 30, 1998, and revenue related to the subscriptions for McAfee Clinic and sponsorship agreements with strategic partners.

    Gross profit has increased in each quarter except the quarter ended December 31, 2000. The increases were primarily due to increasing revenue, economics of scale within our infrastructure that enabled us maintain our cost structure despite increasing traffic, and the decline in the license fee royalty rate from 13.5% of product revenue in the first quarter of 2000 to 8.6% of product revenue in the fourth quarter of 2000. The decrease in the quarter ended December 31, 2000 was due to a decrease in advertising and sponsorship revenue.

    Operating expenses have steadily increased in each quarter with the exception of the quarter ended December 31, 1999. Operating spending declined in that period compared to the previous period as a result of a significant stock compensation charge related to the officers and employees of NAI in the prior period. Otherwise, operating expense would have also increased. Operating expenses substantially increased in all four quarters of the year ended December 31, 2000. These increases were primarily due to increased investment in our research and development efforts, an increase in marketing and sales due to significant spending on advertising and promotions, and an increase in amortization of goodwill, which includes an impairment charge in the fourth quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, we had $25.5 million in cash and cash equivalents and $45.9 million in marketable securities, for a combined total of $71.4 million. Of this amount, $8.3 million is due to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates.

    Net cash used by operating activities was $9.7 million in the year ended December 31, 2000. This resulted primarily from our net loss before depreciation and amortization, impairment of intangibles, stock-based compensation, and allowance for doubtful accounts. The decrease in accounts payable and accrued liabilities, and the increase in prepaid expenses and other current assets also attributed to net cash used. In addition, the increase in accounts receivable and deferred revenue offset the net cash used by operating activities.

    Net cash provided by operating activities was $456,000 and $1.5 million in the year ended December 31, 1999 and 1998, respectively.

    Net cash used in investing activities was $37 million in the year ended December 31, 2000, relating to purchases of marketable securities, fixed assets, cash used in acquisitions, and investments in other Internet companies. For the year ended in December 31, 1999, net cash used in investing activities was $21.8 million relating to purchases of marketable securities and fixed assets.

    Net cash provided by financing activities was $4.9 million in the year ended December 31, 2000 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans. For the year ended in December 31, 1999, net cash provided by financing activities was $88.7 million consisting primarily of net proceeds from the issuance of common stock in our initial public offering as well as the change in the amount payable to Network Associates.

    Net cash (used in) provided by financing activities in the years ended December 31, 1998 consisted principally of the change in the amount receivable from Network Associates.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    FINANCIAL RISK MANAGEMENT

    The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale, and consequently are recorded on the balance sheet at fair market value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income/loss. These securities are not leveraged and are held for purposes other than trading.

    We also maintain minority investments in non-publicly traded companies. These investments are carried at cost less reductions for other than temporary impairments. These other than temporary impairments may be a result of, not limited to, the decline in value if the related company would have insufficient cash flow to operate for the next twelve months.

    The following tables present the hypothetical changes in fair values in the securities held by us at December 31, 2000 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 2000. Ending fair market values are the fair prices of the principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

    The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):


Issuer                              Valuation of securities             No change            Valuation of securities
                                     given an interest rate            in interest           given an interest rate
                                   decrease of X basis points             rate              increase of X basis points
                               ------------------------------------                    ------------------------------------
                                150BPS       100 BPS        50 BPS                      50 BPS       100 BPS       150 BPS
                               --------      --------      --------      --------      --------      --------      --------
U.S. Government Debt
Securities                     $  5,310      $  5,310      $  5,300      $  5,300      $  5,290      $  5,290      $  5,300
Commercial Paper                 24,610        24,560        24,500        24,450        24,390        24,340        24,290
Corporate Debt Securities        34,420        34,410        34,400        34,390        34,360        34,370        34,380
                               --------      --------      --------      --------      --------      --------      --------
Total                          $ 64,340      $ 64,280      $ 64,200      $ 64,140      $ 64,040      $ 64,000      $ 63,970
                               ========      ========      ========      ========      ========      ========      ========

    The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):


Issuer                              Valuation of securities             No change            Valuation of securities
                                     given an interest rate            in interest            given an interest rate
                                   decrease of X basis points             rate              increase of X basis points
                               ------------------------------------                    ------------------------------------
                                150BPS       100 BPS        50 BPS                      50 BPS        100 BPS       150 BPS
                               --------      --------      --------      --------      --------      --------      --------
U.S. Government Debt
Securities                     $  5,320      $  5,320      $  5,310      $  5,300      $  5,280      $  5,280      $  5,290
Commercial Paper                 24,420        24,420        24,400        24,380        24,360        24,340        24,320
Corporate Debt Securities        34,450        34,430        34,410        34,390        34,330        34,350        34,370
                               --------      --------      --------      --------      --------      --------      --------
Total                          $ 64,190      $ 64,170      $ 64,120      $ 64,070      $ 63,970      $ 63,970      $ 63,980
                               ========      ========      ========      ========      ========      ========      ========


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and supplementary data of required by this item are set forth at the pages indicated at Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.


ITEM 11. EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:


                                                            PAGE
                                                           NUMBER
                                                           ------
      Report of Independent Accountants                      45
      Consolidated Balance Sheets:
        December 31, 2000 and 1999                           46
      Consolidated Statements of Operations and Other
      Comprehensive Loss:
        Years ended December 31, 2000, 1999 and 1998         47
      Consolidated Statements of Stockholders'
         Equity/Divisional Deficit:
        Years ended December 31, 2000, 1999 and 1998         48
      Consolidated Statements of Cash Flows:
        Years ended December 31, 2000, 1999, and 1998        49
      Notes to Consolidated Financial Statements             50


         (a)(2) Financial Statement Schedules

               The following financial statement schedules of McAfee.com for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Form 10-K and should be read in conjunction with McAfee.com's Consolidated Financial Statements


                      Report of Independent Accountants                              S-1

                      Schedule II - Valuation and Qualifying Accounts                S-2


                      Schedules not listed above have been omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.


         (a)(3) Exhibits: See Index to Exhibits on Page 69. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
McAfee.com Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive loss, stockholders equity/divisional deficit, and cash flows present fairly, in all material respects, the financial position of McAfee.com Corporation and its subsidiaries at December 31, 2000 and at December 31, 1999, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2000 and the results of its operations and cash flows of McAfee (operated as a part of Networks Associates, Inc. and presented on a carved out basis) (See
Note 2) for the year ended December 31, 1998 all in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


San Jose, California
January 17, 2001.

                             MCAFEE.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  25,527       $  67,321
  Short-term marketable securities ..............................         20,053           6,427
  Accounts receivable, net ......................................          2,294           3,486
Prepaid expenses and other current assets .......................          1,481             943
                                                                       ---------       ---------
          Total current assets ..................................         49,355          78,177
Long-term marketable securities .................................         25,839          12,751
Property and equipment, net .....................................          8,042           4,359
Goodwill and other intangible assets, net .......................         12,757               -
Other assets ....................................................          2,139               -
                                                                       ---------       ---------
          Total assets ..........................................      $  98,132       $  95,287
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $   1,437       $   1,256
  Accrued liabilities ...........................................          8,270           8,447
  Deferred revenue ..............................................         25,608          18,152
  Payable to NAI ................................................          8,256           8,313
                                                                       ---------       ---------
          Total current liabilities .............................         43,571          36,168
                                                                       ---------       ---------

Long-term liabilities:
   Deferred revenue .............................................          1,071           3,128
                                                                       ---------       ---------
  Other long-term liabilities ...................................              9               -
                                                                       ---------       ---------
          Total liabilities .....................................         44,651          39,296
                                                                       ---------       ---------

Commitments and contingencies (Note 7 and 14 )

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 5,000,000 shares;
  None outstanding
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares;
  Issued and outstanding: 8,617,768 shares at December 31, 2000
   and 7,206,250 shares at December 31, 1999 ....................              9               7
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and outstanding
at December 31, 2000 and 1999 ...................................             36              36
Additional paid-in capital ......................................        114,149          89,221
Accumulated other comprehensive loss ............................            (27)            (56)
Accumulated deficit .............................................        (60,686)        (33,217)
                                                                       ---------       ---------
          Total stockholders' equity ............................         53,481          55,991
                                                                       ---------       ---------
          Total liabilities and stockholders' equity ............      $  98,132       $  95,287
                                                                       =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION

       (AS A SEPARATE LEGAL ENTITY (MCAFEE.COM) IN 2000 AND 1999 AND ON A
                        CARVE-OUT BASIS IN 1998 (MCAFEE))

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  MCAFEE.COM              MCAFEE
                                                            YEARS ENDED DECEMBER 31,     YEAR ENDED
                                                            -----------------------     DECEMBER 31,
                                                              2000           1999           1998
                                                            --------       --------     ------------
Net Revenue:
Product and subscription .............................      $ 31,714       $ 19,696       $  6,292
Advertisement and sponsorship ........................        15,152          4,801              -
                                                            --------       --------       --------
      Total net revenue ..............................        46,866         24,497          6,292
                                                            --------       --------       --------

 Cost of net revenue:
   Product and subscription ..........................         8,682         10,230          3,705
   Advertisement and sponsorship .....................         2,911          1,339              -
                                                            --------       --------       --------
       Total cost of net revenue .....................        11,593         11,569          3,705
                                                            --------       --------       --------

Gross profit .........................................        35,273         12,928          2,587
                                                            --------       --------       --------

Operating expenses:
  Research and development (1) .......................        13,251          6,889          2,661
  Marketing and sales (2) ............................        35,434         21,733          1,152
  General and administrative (3) .....................         9,161         12,637            767
  Amortization of intangibles ........................         9,398              -              -
                                                            --------       --------       --------
       Total operating expenses ......................        67,244         41,259          4,580
                                                            --------       --------       --------
          Loss from operations .......................       (31,971)       (28,331)        (1,993)
Interest and other income, net .......................         4,819            405              -
                                                            --------       --------       --------
Loss before provision for income taxes ...............       (27,152)       (27,926)        (1,993)
Provision for income taxes ...........................           317              -              -
                                                            --------       --------       --------
          Net loss ...................................      $(27,469)      $(27,926)      $ (1,993)
                                                            ========       ========       ========

Other comprehensive loss, net of tax:
        Foreign currency translation loss ............          (150)             -              -
        Unrealized gains (losses) on securities ......           179            (56)             -
                                                            --------       --------       --------
Comprehensive loss ...................................      $(27,440)      $(27,982)      $ (1,993)
                                                            ========       ========       ========

Net loss per share -- basic and diluted ..............      $  (0.62)      $  (0.76)             -
                                                            ========       ========       ========
Shares used in per share calculation -- basic
and diluted ..........................................        44,066         36,554              -
                                                            ========       ========       ========

Net loss per share -- pro forma ......................             -              -       $  (0.06)
                                                            ========       ========       ========
Shares used in per share calculation -- pro
forma ................................................             -              -         36,000
                                                            ========       ========       ========


(1) Includes stock compensation charge of $239, none and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(2) Includes stock compensation charge of $20, none and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(3) Includes stock compensation charge of $140, $7,363 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(4) From January 1, 1999, the Company has operated as a subsidiary of Network Associates.

  The accompanying notes are an integral part of these consolidated financial statements.

                             MCAFEE.COM CORPORATION

        (AS A SEPARATE LEGAL ENTITY (MCAFEE.COM) IN 2000 AND 1999 AND ON
                       A CARVE-OUT BASIS IN 1998 (MCAFEE))

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DIVISIONAL DEFICIT
                                 (IN THOUSANDS)


                                                                                                                          Total
                                                                                                                       Stockholders'
                                                 Common Stock            Additional        Other                          equity/
                                Divisional   ----------------------       Paid-In      Comprehensive     Accumulated    Divisional
                                 Deficit       Shares       Amount        Capital          Loss            Deficit        Deficit
                                ---------    ---------    ---------      ---------     -------------    ------------   -------------
Balance at December 31, 1997    $  (3,247)           -    $       -      $       -     $          -     $          -     $  (3,247)
Contribution of fixed assets
  from NAI                             73            -            -              -                -                -            73
Net loss                           (1,993)           -            -              -                -                -        (1,993)
Stock issued to NAI                 5,167       36,000           36            124                -           (5,291)           36
                                ---------    ---------    ---------      ---------      -----------      -----------     ---------
Balance at December 31, 1998            -       36,000           36            124                -           (5,291)       (5,131)
Contribution of fixed assets
  from NAI                              -            -            -          2,674                -                -         2,674
Stock-based compensation                -            -            -          7,363                -                -         7,363
Stock issued in initial public
  offering, net                         -        7,187            7         78,938                -                -        78,945
Issuance of common stock on
  exercise of options                   -           19            -            122                -                -           122
Unrealized loss on
  available-for-sale securities         -            -            -              -              (56)               -           (56)
Net loss                                -            -            -              -                -          (27,926)      (27,926)
                                ---------    ---------    ---------      ---------      -----------      -----------     ---------
Balance at December 31, 1999            -       43,206           43         89,221              (56)         (33,217)       55,991
Unrealized gain on
  available-for-sale securities         -                                                       179                            179
Foreign currency translation            -                                                      (150)                          (150)
Issuance of common stock on
  exercise of options                   -          705            1          3,460                                           3,461
Issuance of common stock under
  Employee Stock Purchase Plan          -          157                       1,612                                           1,612
Issuance of common stock in
  connection with acquisitions          -          550            1         19,600                                          19,601
Stock-based compensation                             -            -            399                                             399
Other                                                -            -           (143)                                           (143)
Net Loss                                                                         -                -          (27,469)      (27,469)
                                ---------    ---------    ---------      ---------      -----------      -----------     ---------
Balance at December 31, 2000            -       44,618    $      45      $ 114,149      $       (27)     $   (60,686)    $  53,481
                                =========    =========    =========      =========      ===========      ===========     =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             MCAFEE.COM CORPORATION

        (AS A SEPARATE LEGAL ENTITY IN 2000 AND 1999 (MCAFEE.COM) AND ON
                A CARVE-OUT BASIS IN DECEMBER 31, 1998 (MCAFEE))

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      MCAFEE.COM                MCAFEE
                                                                 YEAR ENDED DECEMBER 31        YEAR ENDED
                                                                -----------------------       DECEMBER 31,
                                                                  2000           1999             1998
                                                                --------       --------       ------------
Cash flows from operating activities:
  Net loss ...............................................      $(27,469)      $(27,926)      $     (1,993)
  Adjustments to reconcile net loss to net cash
    provided by (used in)operating activities:
     Depreciation and amortization .......................         8,523            947                 29
     Impairment of intangibles ...........................         3,639              -                  -
     Stock-based compensation ............................           399          7,363                  -
     Allowance for doubtful accounts .....................           599            500                  -
     Changes in assets and liabilities:
       Accounts receivable ...............................           860         (2,899)            (1,087)
       Prepaid expenses and other current assets .........          (664)          (944)                 -
       Accounts payable and accrued liabilities ..........        (1,034)         8,523              1,164
       Deferred revenue ..................................         5,399         14,892              3,412
                                                                --------       --------       ------------
          Net cash provided by (used in) operating
            activities ...................................        (9,748)           456              1,525
                                                                --------       --------       ------------
Cash flows from investing activities:
  Purchases of available-for-sale marketable securities ..       (53,647)       (19,234)                 -
  Sale of available-for-sale marketable securities .......        27,056              -                  -
  Acquisition of property and equipment ..................        (6,425)        (2,567)                 -
  Investment in other securities .........................        (2,000)             -
Net cash used in acquisitions, net of cash acquired ......        (1,958)             -                  -
                                                                --------       --------       ------------
          Net cash used in investing activities ..........       (36,974)       (21,801)                 -
                                                                --------       --------       ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock under
  stock option and stock purchase plans ..................         5,073            122                  -
  Change in amount due to (from) NAI .....................           (57)         9,599             (1,561)
  Other ..................................................          (143)             -                  -
  Proceeds from issuance of common stock,
    Net of offering costs ................................             -         78,945                  -
  Common stock issued to NAI .............................                            -                 36
                                                                --------       --------       ------------
          Net cash provided by (used in) financing
             activities ..................................         4,873         88,666             (1,525)
                                                                --------       --------       ------------
Effect of exchange rate changes on cash,
cash equivalents and marketable securities:
          Effect of exchange rate changes on cash,
           cash equivalents and marketable securities ....            55
Net increase (decrease) in cash and cash equivalents .....       (41,794)        67,321                  -
Cash and cash equivalents at beginning of year ...........        67,321              -                  -
                                                                --------       --------       ------------
Cash and cash equivalents at end of year .................      $ 25,527       $ 67,321       $          -
                                                                ========       ========       ============

Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
  Issuance of common stock exchanged in purchase
  business combinations ..................................      $ 19,601       $      -       $          -
                                                                --------       --------       ------------
  Unrealized gain (loss) on available-for-sale
     securities ..........................................      $    179       $    (56)      $          -
                                                                --------       --------       ------------
Contribution of fixed assets from NAI ....................      $      -       $  2,674       $         73
                                                                --------       --------       ------------
Cash transactions:
Cash paid during the year for income taxes ...............      $     80       $      -       $          -
                                                                --------       --------       ------------
Cash paid during the year for interest ...................      $      1       $      -       $          -
                                                                --------       --------       ------------


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

Initial Public Offering

In December 1999, the Company completed the Initial Public Offering of 6,250,000 (7,187,500 including the underwriters' over allotment) shares of its Class A common stock ("IPO"). Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of December 31, 2000 NAI owned approximately 81% of the Company's outstanding common stock and as a result, continues to control the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the operations of McAfee as a separate legal entity and its wholly owned subsidiaries from January 1, 1999 and as part of NAI (on a carved out basis as discussed below) through December 31, 1998, (the "divisional statements"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheets at December 31, 2000 and 1999, represent the balance sheet of McAfee.com as a separate legal entity. The divisional financial statements have been derived from the historical books and records of NAI. The divisional statements of operations and other comprehensive loss include all revenue and expenses directly incurred for McAfee, as well as charges for shared facilities, functions and services used by the Company. The amounts charged for these shared costs have been calculated based on relative headcount plus 10% of such costs. These charges are believed by management to be based on reasonable assumptions, however, they may not necessarily be indicative of the expenses that would have been incurred had the Company operated as a separate unaffiliated entity during these periods.

Beginning January 1, 1999, McAfee.com began recording intercompany charges for services provided by NAI and technology license fees to NAI, based on agreements with NAI (see Note 8). Except for the technology license fees, the costs for services provided by NAI have been calculated on the same basis used in preparing the divisional statements prior to January 1, 1999. Accordingly, the divisional statements have been prepared on the same basis as the statements of the Company after December 31, 1998. The pro forma impact of the technology fees on the divisional statement for the year ended December 31, 1998 is presented in
Note 8.

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

The Company's product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, changes in customer buying behavior, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a significant portion of the Company's revenue has been derived from sponsorship, e-commerce and advertising relationship with internet companies. Volatility in the capital markets and a slowdown in the business of many internet companies has impacted adversely many of Company's past and potential internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, the Company's internet company customers, many of whom are early stage companies or have in engage in their own large advertising campaigns may face difficulties in paying for existing or new obligations owed to the Company. In addition, a significant portion of the Company's revenues is derived from sales fulfilled through one company, Beyond.com. Significant changes in operations or financial stability of Beyond.com could adversely affect operating results.

The Company's products are substantially based on technology, which is licensed from NAI. Any significant changes in operations or financial stability of NAI could adversely affect operating results.

The Company maintains the majority of cash balances and all of its investments with four financial institution. The company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Fair Value of Financial Instruments

Carrying amounts of the Company's financial instruments including cash, marketable securities, accounts receivable, amounts due to NAI, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Foreign Currency Translation

The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the determination of net income.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturity at date purchase of 90 days or less.


Marketable Securities

All marketable securities are classified as available-for-sale.
Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115").

Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities classified as available-for-sale, are reported net of related taxes as a separate component of accumulated other comprehensive income (loss). Realized gains, calculated using the specific identification method and declines in value judged to be other-than-temporary are included in interest and other income, net, in the accompanying consolidated statements of operations and other comprehensive loss.

Property and Equipment

Property and Equipment are presented at carryover basis or cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets (2 to 5 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated life of the assets or the remaining lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Costs for development of web site applications

Cost incurred for web site design, creation and maintenance of content, graphics and user interface are expensed as incurred. Costs for development of web site applications and infrastructures are capitalized and amortized over their estimated useful life. The Company did not capitalize any cost for development of web site applications, as the cost incurred was insignificant for the Company's financial position and results.

Goodwill and Other Intangible Assets

Goodwill and other intangibles are carried at cost less accumulated amortization. We amortize goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, generally three years.

The Company assess the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks inherent in the Company's current business model.

Investments

Investments consisted of minority investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are carried at cost, less reductions for other than temporary impairments. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Revenue Recognition

In December 1999, the Security and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue recognition in Financial Statements." We adopted SAB 101 in the quarter ended

December 31, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.

Our revenue is derived from primarily two sources:(i) product license and subscription revenue derived primarily from software subscriptions for hosted applications, product sales and providing software updates and support to resellers and end users, royalty revenue, derived primarily from royalties from product sales by OEMs; and (ii) advertisement and sponsorship revenue derived primarily from providing advertising space on our web site and third party sponsorship.

Revenue from fees received for providing software subscriptions for our hosted applications, sponsorships and co-hosting arrangements is deferred at the time of the transaction and is recognized ratably, net of any revenue share payments over the subscription or the arrangement term, which is in general twelve months. Revenue from banner advertising and other advertising on our web site is typically recognized as advertisement impressions are delivered.

Revenue from product license sales to end users is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable, and delivery and acceptance of the software products have occurred. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements and defer revenue for the undelivered elements until the remaining obligations have been satisfied. Any maintenance included in these arrangements is recognized ratably over the term of the agreement, which is generally twelve months. For the majority of our contracts containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, which typically do not extend beyond twelve months.

Maintenance and support revenues are recognized ratably over the term of the contract, which is generally twelve months. We have recognized revenue from resellers upon sale by the reseller since we have historically not been able to make reasonable estimates for product returns for these resellers.

We perform ongoing credit evaluations of our customers' financial condition and do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Research and Development

Research and development expenditures prior to establishing technological feasibility are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent expenses for the Company have not been significant and all software development expenses have therefore been expensed.

Advertising Expenses

Advertising production expenses are expensed as incurred. Other advertising expenses are expensed as the advertisement is published or broadcast. Total advertising expenses were $12.8 million, $10.3 million and $46,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock-based Compensation

As permitted by Financial Accounting Standards Board Statement 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation") and related interpretations in accounting for its stock-based compensation plans. Stock Compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

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

Comprehensive Income

The Company has adopted Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income
(loss), which are excluded from net income (loss).

Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in North America..

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

The Company issued Common Stock in December 1998 and commenced operations as a separate legal entity in January 1999. Accordingly, historical earnings per share have been presented for the years ended December 31, 2000 and 1999. Pro forma earnings per share information are presented for the year ended December 31, 1998 as if the Company's capitalization occurred on January 1, 1998.


3. MARKETABLE SECURITIES

AS OF DECEMBER 31, 2000:
(IN THOUSANDS)

                                               AVAILABLE-FOR-SALE-SECURITIES
                                             ------------------------------------
                                             AMORTIZED     AGGREGATE   UNREALIZED
                                               COST       FAIR VALUE     GAINS
                                                                        (LOSSES)
                                             ---------    ----------   ----------
U.S. Government Debt Securities               $ 5,200      $ 5,201            1
Commercial Paper                               32,273       32,269           (4)
Corporate Debt Securities                      31,546       31,672          126
                                              -------      -------      -------
                                              $69,019      $69,142      $   123
                                              -------      -------      -------


At December 31, 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $23.2 million have maturities less than three months and are classified as cash and cash equivalents. During the year ended December 31, 2000 gross realized gains and losses were not significant.

AS OF DECEMBER 31,1999:
(IN THOUSANDS)

                                          AVAILABLE-FOR-SALE-SECURITIES
                                       --------------------------------------
                                       AMORTIZED     AGGREGATE     UNREALIZED
                                         COST       FAIR VALUE       GAINS
                                                                    (LOSSES)
                                       ---------    ----------     ----------


Commercial Paper                       $ 52,304      $ 52,306              2
Corporate Debt Securities                 6,092         6,053            (39)
Foreign Debt Securities                   6,717         6,698            (19)
                                       --------      --------       --------
                                       $ 65,113      $ 65,057       $    (56)
                                       --------      --------       --------


At December 31, 1999, marketable debt securities totaling $45.9 million have maturities less than three months and are classified as cash and cash equivalents. During the year ended December 31, 1999 gross realized gains and losses were not significant.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,". SFAS 137 and SFAS 138 amended SFAS 133. SFAS 133, as amended establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or is engaged in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000, interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. The Company adopted SAB 101, as amended, as of January 1, 2000. The adoption did not have a significant effect on the Company's financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("the Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB
25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The effects of FIN 44 are discussed in note 9 to the notes to these consolidated financial statements.


5. BALANCE SHEET DETAIL

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):


AT DECEMBER 31,                                 2000           1999
                                              --------       --------
  Computers and software                      $  8,242       $  5,192
  Furniture and fixtures                         1,507            131
  Leasehold improvements                         2,069             42
                                              --------       --------
                                                11,818          5,365
                                              --------       --------

Less accumulated depreciation                   (3,776)        (1,006)
                                              --------       --------
     Total                                    $  8,042       $  4,359
                                              --------       --------

Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $2.6 million, $947,000 and $29,000, respectively.

GOODWILL AND OTHER INTANGIBLES ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

AT DECEMBER 31,                       2000           1999
                                    --------       --------
Goodwill and purchased technology   $ 22,304              -
Less accumulated amortization         (9,547)             -
                                    --------       --------
                                    $ 12,757              -

Amortization expense for the year ended December 31, 2000, 1999 and 1998 was $9.5 million, including $3.6 million impairment charge, none, and none, respectively.

ACCRUED LIABILITIES

The following table presents the detailed categories of the Company's accrued liabilities that, on an individual basis, exceed five percent of total current liabilities (in thousands):


AT DECEMBER 31,                           2000        1999
                                         ------      ------
Accrued liabilities:
  Accrued compensation                   $1,649      $  946
  Accrued legal and accounting            1,524       2,321
  Accrued taxes                           1,045         750
  Accrued marketing                       1,393       1,456
  Accrued outside services                1,048       1,119
  Other accrued expenses                  1,611       1,855
                                         ------      ------
                                         $8,270      $8,447
                                         ------      ------

6. BUSINESS COMBINATIONS

On February 15, 2000, the Company acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc. ("Signal 9"), a privately held provider of personal firewall software, for $2.0 million in cash and 385,001 shares of the Company's Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $18.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however the Company determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $18.0 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

As of March 31, 2000 the Company finalized its purchase price allocation as follows (in thousands):

    Cash                                                     $ 2,000
    Stock                                                     16,074
    Transaction costs                                            237
                                                             -------
    Total purchase price                                     $18,311
                                                             -------
    Net assets acquired and liabilities assumed              $   302
                                                             -------
    Goodwill and purchased technology                         18,009
                                                             -------
    Total allocation of purchase price                       $18,311
                                                             -------

In June 2000, the Company acquired another company, for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however the Company determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $4.3 million was recorded as goodwill and purchased technology.

In December 31, 2000, in accordance with its accounting policy the Company performed a review of the carrying of the intangibles associated with this acquisition and recognized an impairment charge of $3.6 million. The Company performed a review of the carrying value of the goodwill and purchased technology as it had been assessed that the Company would not use the technology purchased as part of the original acquisition. Accordingly the full value of the unamortized goodwill and purchased technology was written off.

Pro forma information (unaudited).

Pro forma information with respect to revenue and net loss, as if the Company had acquired these companies on January 1, 1999 does not materially differ from the historical information presented, subject to the amortization of goodwill, which would have been approximately $1.9 million in each of the three months ended December 31, 2000 and December 31, 1999 and approximately $7.4 million in each of the twelve months ended December 31, 2000 and December 31, 1999.

7. COMMITMENTS

We lease office space under non-cancelable operating lease agreements, which expire at various dates through May 2006. We are responsible for maintenance, insurance, and property taxes and have five-year extension options on our primary facility leases. Future minimum payments under the non-cancelable operating leases consist of the following at December 31, 2000 (in thousands):


2001                                                    $1,254
2002                                                     1,320
2003                                                     1,386
2004                                                     1,452
2005                                                     1,518
Thereafter                                                 776
                                                        ------
Total minimum lease payments                            $7,706
                                                        ------


Rent expense was approximately $916,000 none and none for the year ended December 31, 2000, 1999 and 1998, respectively. During the years 1999 and 1998 rent was included in the charge from NAI as part of the corporate management services agreement.


8. RELATED PARTY TRANSACTIONS

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

Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. During the years ended December 31, 2000 and 1999, NAI charged the Company $5.8 million and $3.7 million respectively under this agreement. For the fiscal periods prior to 1999, general and administrative expenses allocated to the Company were based on a similar calculation.

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

Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node and individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. Also under this agreement, the Company has granted NAI a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter. Under this cross technology agreement, NAI will provide end user support to the Company's customers. Charges for such support will be equal to a portion of the costs to NAI plus a 10% markup.

During the year ended December 31, 2000 and 1999, the Company was charged $2.2 million and $2.4 million for royalties, respectively. For the year ended December 31, 1999, there were $4.4 million for support services. There are no support services charges for the year ended December 31, 2000. As of January 1, 2000, NAI agreed to no longer charge the Company for support services as the Company provide these services to their customers on an on going basis. Had the technology agreement been in effect prior to January 1, 1999, royalties, exclusive of the royalty payable from NAI, would have been $1.2 million for the year ended December 31, 1998.

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

The tax sharing agreement will terminate if the Company is no longer eligible to join NAI in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carry forward amounts would not be available to the Company upon departure from the group. Under the tax sharing agreement, the Company will not be reimbursed for any such loss of tax benefits.

Joint Cooperation Agreement. The Company has entered into a Joint Cooperation and Master Services Agreement with NAI, which governs the provision of technology, services among the parties. Under this agreement, NAI's anti-virus emergency response team (AVERT) will provide us with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently we have entered into one such statement of work under which we provide Network Associates the infrastructure and technical support services for Network Associates' web site (www.nai.com). Network Associates pays us a fee for these services in an amount equal to ten percent of our total quarterly technology costs plus a ten percent service charge. Although we are obligated to provide these services until December 31, 2000 under this statement of work, the Company and NAI agreed mutually that NAI take over the running of the NAI web site as of May 1, 2000. The charge to NAI under this statement of work for the year ended December 31, 2000 was approximately $247,000 and approximately $834,000 for the year ended December 31, 1999. This amount has been offset against technology costs.

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

Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master Distribution Agreement, retroactive to January 1, 2000, with NAI KK, a majority-owned Japanese subsidiary of Network Associates, Inc. Under the terms of the agreement, NAI KK will be the exclusive distributor of the Company's products in the Japanese PC OEM channel for an initial term of three years. The Company will receive a license fee of fifty percent (50%) net sales revenue received by NAI KK from its distribution in this channel. The Company, in turn, will pay NAI KK a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the year ended December 31, 2000, the Company recognized product revenue of $861,000 relating to license revenue from NAI KK. At December 31, 2000 a total amount of $47,000 was recorded as accounts receivable from NAI KK.

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



9. STOCK-BASED COMPENSATION

Repricing of Stock Options

On April 22, 1999, NAI offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same numbers of new options were granted at an exercise price of $11.063, which was based on the closing price of NAI's common stock on April 22, 1999. Under the guidance in FIN 44 the repriced options are subject to variable accounting. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 71,237 shares at $11.063 were vested and outstanding at December 31, 2000.

In connection with the establishment of the Company, employees who were to transfer from NAI were offered the option to have their unvested options in NAI cancelled and replaced with new options for the Company's shares and keep their vested NAI options. This resulted in the Company issuing options to purchase 1.1 million shares. In addition the Company's employees retained options to purchase 368,717 shares of NAI common stock. The NAI options cancelled were included in those which were repriced by NAI as of April 22, 2000. Under the guidance in FIN 44 the new options issued to the employees of the Company are considered to be replacement options and, therefore, are also subject to variable accounting, in the same manner as the NAI options they replaced. In addition the Company must account for the NAI options retained by its employees using the variable accounting model.

 As a result the Company must remeasure the compensation expense on these options based on movements since July 1, 2000 in the Company's and/or NAI's stock price. Until the Company's stock price exceeds $26.063 (the price on July 1, 2000), there will not be any further impact of the variable accounting treatment. The actual compensation charge to be recorded is remeasured at the end of each reporting period until the option is either exercised, cancelled without replacement or is forfeited. Once the option is exercised, cancelled without replacement or forfeited it is remeasured for the final time and the compensation charge fixed.

As at July 1, 2000 the Company's stock price was $26.063, and NAI's stock price was $20.38. As of December 29, 2000 the stock prices were $5.00 and $4.188 respectively. The Company expenses the compensation charge calculated to the statements of operations over the remaining vesting period using the accelerated method detailed in FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". If the option is fully vested any charge is recorded in income immediately.

As of December 31, 2000 the Company had options outstanding to purchase 678,944 shares of its common stock and 63,378 shares of NAI stock, which are subject to variable accounting. For the year ended December 31, 2000 the Company recorded stock-based compensation expense of $399,000 for options exercised, with a final remeasurement value above the Company's and NAI's stock price at July 1, 2000 of $26.063 and $20.38, respectively. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and NAI respectively. As a result the Company's results of operations may fluctuate in future based on these movements. In addition the actual charge recorded could be materially different to that calculated as of December 31, 2000.

Options granted to NAI employees

In January 1999, five officers of NAI were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. The Company recorded compensation charge of approximately $1.6 million for the six month period ended June 30, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a compensation charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to NAI employees in September, October and December 1999.


10.  EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

NAI has a 401(k) Savings Plan that covers substantially all Company full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). Administrative and matching expenses, which are charged to the Company by NAI, have, to date, not been significant.

Employee Stock Purchase Plan

In September 1999 the Company's Board of Directors adopted the Company's Employee Stock Purchase Plan, (the "1999 Purchase Plan"). A total of 500,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan, plus annual increases equal to the lesser of: (1) 1 million shares; (2) 3% of the outstanding shares on such date; or (3) an amount determined by the Board of Directors. All Company full-time employees are eligible to participate in the Plan. The Plan is comprised of two year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single purchase period is 2,500 shares. Purchase periods occur twice yearly and each offering effectively contains a 6, 12, 18 and 24-month option. In fiscal year 2000, 156,582 shares were issued under the Plan at weighted average purchase price of $6.32. At December 31, 2000 343,418 shares were reserved for future issuance under the plan.

Under SFAS 123, the fair value of employee's purchase rights under the Employee Stock Purchase Plan was estimated using the multiple options approach with the following assumptions:,


                                             2000             1999
                                           --------         --------
Risk free interest rate ...........            6.03%            5.40%
Expected life (yrs) ...............        6 months         6 months
Volatility ........................             201%              85%
Dividend yield ....................               0                0


Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 2000 was $989,598 and $6.32.

11. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $.001 per share. The Company's Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2000, no shares of preferred stock have been issued.

Common Stock

The Company has authorized 100,000,000 shares of Class A common stock, par value $.001 per share. The Company also has authorized 65,000,000 shares of Class B common stock, par value $.001 per share. As of December 31, 2000, 36,000,000 shares of Class B common stock have been issued to NAI, and 8,617,768 shares of Class A common stock have been issued.

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

Stock Option Plans

1999 Stock Plan

In January 1999, the Board of Directors approved the 1999 Stock Plan (the "Plan"), as amended June 19, 1999. Under the Plan, the Company has reserved 10,873,000 shares for issuance to employees, officers, directors and consultants. The Plan also provides for automatic annual increases to be added at the annual stockholder's meeting, equal to the lower of: (a) 2.5 million shares of Class A common stock, (b) 5% of the outstanding shares of all Class A common stock on that date, or (c) an amount determined by the Company's Board of Directors. The Plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grants and vest thereafter in monthly increments over three years. All options under the Plan expire ten years after grant. Unvested options on termination of employment are canceled and returned to the Plan.

Director Option Plan

In September 1999, the Company adopted the 1999 Director Option Plan. The Company has reserved 150,000 shares for issuance under the plan to certain members of its Board who are not employees of the Company or any affiliated corporation. Under the plan the number of shares reserved under the plan will automatically increase at the date of the Annual Stockholder's Meeting by the number of shares required to restore the reserve available for new options to 150,000 shares. Each outside director will automatically be granted an option to purchase 40,000 shares of Company common stock on the date at which they become a director. Each anniversary thereafter, each outside director will automatically be granted an option to purchase 10,000 shares of Company common stock. Both the initial and subsequent grants vest at a rate of 25% after one year and 1/48 each month thereafter. All options under the Plan expire ten years after grant. Unvested options on termination of employment are canceled and returned to the Plan.

Aggregate activity under the stock option plans is as follows (in thousands, except per share data):

                                                                                       OPTIONS OUTSTANDING
                                                                  -----------------------------------------------------------
                                                   SHARES                                                            WEIGHTED
                                                  AVAILABLE       NUMBER OF            PRICE         AGGREGATE       AVERAGE
                                                  FOR GRANT        SHARES            PER SHARE         PRICE         EX PRICE
                                                  ---------------------------------------------------------------------------
Options authorized January 1999                       8,388              -                     -             -              -
Options authorized September 1999                       150              -                     -             -              -
Options granted - company employees                  (3,482)         3,482        $3.67 - $44.00      $ 18,806           5.40
Options granted - NAI officers and employees         (3,809)         3,809          3.67 - 12.00        15,295           4.02
Options exercised - company employees                     -              -                     -             -              -
Options exercised - NAI officers and employees            -            (19)                 6.55          (123)          6.55
Options cancelled - company employees                   227           (227)         4.64 - 12.00        (1,464)          6.46
Options cancelled - NAI officers and employees        1,710         (1,710)                 3.67        (6,270)          3.67
                                                   --------       --------       ---------------      --------       --------
Balance at December 31, 1999                          3,184          5,335          3.67 - 44.00        26,244           4.92
Options authorized May 2000                           2,335
Options granted -- company employees                 (1,295)         1,295         3.125 - 50.38        24,026          18.55
Options exercised -- company employees                                (321)          4.64 - 6.55        (1,499)          4.67
Options exercised -- NAI officers and employees                       (384)         3.67 - 12.00        (1,962)          5.11
Options cancelled -- company employees                  816           (816)         4.64 - 50.38       (10,022)         12.28
Options cancelled -- NAI officers and employees           7             (7)         6.55 - 12.00           (54)          7.71
                                                   --------       --------       ---------------      --------       --------
Balance at December 31, 2000                          5,047          5,102       $3.125 - $50.38      $ 36,733       $   7.20
                                                   ========       ========       ===============      ========       ========

At December 31, 2000 and 1999, approximately 2,502,000 and 2,080,000 options were exercisable at weighted average exercise prices per share of $4.389 and $4.28.

The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except per share data):

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                        ---------------------------------------------         ---------------------------
                                          WEIGHTED
                           NUMBER          AVERAGE           WEIGHTED                           WEIGHTED
                       OUTSTANDING        REMAINING          AVERAGE           NUMBER            AVERAGE
RANGE OF                    AT           CONTRACTUAL        EXERCISE         EXERCISABLE        EXERCISE
EXERCISE PRICES          12/31/00        LIFE (yrs)           PRICE          AT 12/31/00          PRICE
                       -----------       -----------        ---------        -----------        ---------
     $3.13                    267              9.99         $    3.13                 -                 -
     $3.67                  2,394              8.04         $    3.67             1,925              3.67
     $4.64                    755              8.58         $    4.64               137              4.64
 $5.25 - $7.33                883              8.83         $    6.95               401              6.90
$10.75 - $22.25               517              9.39         $   16.95                37             12.00
$22.50 - $50.38               286              9.35         $   31.37                 2             42.21
                        ---------         ---------         ---------         ---------         ---------
                            5,102              8.57         $    7.25             2,502         $   4.389
                        ---------         ---------         ---------         ---------         ---------

We have elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted under the 1999 Stock Plan and the 1999 Director Option Plan.

The following information regarding the stock options granted to non-employees is provided in compliance with SFAS 123:

The fair market value of the options granted has been calculated using the Black-Scholes option-pricing model using the multiple option approach. Options granted to employees typically vest over a four-year period. The options granted to non-employees are fully vested. Parameters for the option analysis are listed below.

                                   OPTIONS GRANTED TO                OPTIONS GRANTED TO
                                   COMPANY EMPLOYEES                   NON-EMPLOYEES
                                ------------------------          -----------------------
                                 2000             1999             2000            1999
                                -------          -------          -------         -------
Risk free interest rate            5.23%            5.40%               -            5.40%
Expected life (yrs)                   5                5                -            0.90
Volatility                          201%              85%               -              76%
Dividend yield                        0                0                -               0


The weighted average expected life of the option grants was estimated based on historical exercise patterns. For year ended 1999, volatility was estimated based on the weighted average volatility of five public companies in similar business to the Company. The Company has not paid a dividend and has no plans to do so.

The weighted average grant date fair value of options granted to employees year ended December 31, 2000 was $17.54. There were no options granted to non-employees during the year ended December 31, 2000.


Pro Forma Stock Compensation Cost

For pro forma purposes, had compensation cost for the 1999 Stock Plan, Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards from 1999 through 2000 consistent with the provisions of SFAS No. 123, our net loss, basic and diluted loss per share for 2000 and 1999 would have been as follows (in thousands, except per share data):


                                          2000                1999
                                       ----------          ----------
Net loss (thousands) .........         $  (37,834)         $  (31,265)
Net loss per share ...........         $    (0.86)         $    (0.88)


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


12. SEGMENT AND MAJOR CUSTOMER INFORMATION

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

Revenue information on a product basis is as follows (in thousands):


                                                       YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                              2000             1999             1998
                                            --------         --------         --------
Product ...........................         $ 14,189         $ 18,364         $  6,292
Subscription ......................           17,525            1,332                -
Advertisement and Sponsorship .....           15,152            4,801                -
                                            --------         --------         --------
Total .............................         $ 46,866         $ 24,497         $  6,292
                                            --------         --------         --------


We market our products and related services to customers in the North America, Europe and Asia Pacific. The Company derives significant majority of their revenues from operations in North America. Also a significant majority of our long-lived assets are in North America.

At December 31, 2000, one customer had an accounts receivable balance representing 13% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at

December 31, 2000. For the year ended December 31, 2000 the largest customer accounted for 19% of our total revenue.

At December 31, 1999, three customers had accounts receivable balances representing 46%, 12% and 11% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at December 31, 1999. For the year ended December 31, 1999, the largest customer accounted for 38% of our total revenue.


13. PROVISION FOR INCOME TAXES

Under the Company's tax sharing agreement with NAI, it calculates its income taxes on a separate return basis, including utilization of any carry back or carry forward amounts.

The Company has provided a full valuation allowance against its deferred tax assets due to the uncertainty that such assets may be realizable.

The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:


                                                          YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                 2000               1999               1998
                                               --------           --------           --------
Federal tax at statutory rate                      35.0%                35%                34%
Revenue previously recognized                         0%                 9%                 0%
Goodwill & other permanent differences            (12.3)%                0%                 0%
Tax credits                                         5.6%                 0%                 0%
Non-deductible stock compensation                  (0.5)%               (9)%                0%
                                               --------           --------           --------
Change in valuation allowance                     (27.8)%              (35)%              (34)%
                                               --------           --------           --------
Effective tax rate                                    0%                 0%                 0%
                                               --------           --------           --------


Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):


                                           2000              1999              1998
                                         --------          --------          --------
Accrued Liabilities and Reserves         $ 15,064          $  2,106          $    264
Depreciation & Amortization                 2,085                 0                 0
Net Operating Loss Carryover                2,918             8,589               966
R&D Credit Carryover                        1,500               248                 0
                                         --------          --------          --------
                                           21,567            10,943             1,230
                                         --------          --------          --------

Valuation allowance                      $(21,567)         $(10,943)         $ (1,230)
                                         --------          --------          --------


At December 31, 2000, the Company has available federal net operating loss carry forwards for income tax purposes totaling $21.5 million, which expire in 2020, and state net operating loss carry forwards for income tax purposes totaling $11.8 million, which expire in 2005.


14. CONTINGENCIES

Litigation

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee arrangement matters. As of the date of this report, the Company is not a party to any litigation or other legal proceeding, including product liability claims that, in our opinion, could have a material adverse effect on our business operating results or financial condition.

Other Litigation

SIMPLE.COM V. MCAFEE.COM, CIVIL ACTION NO. CV-00-20816 RMW, UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF CALIFORNIA, SAN JOSE DIVISION. On August 1, 2000, Simple.com ("Simple") filed a complaint against McAfee.com ("McAfee"), alleging that McAfee misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition under Cal. Bus. & Prof. Code
Section 17200; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing McAfee from, inter alia, using the information McAfee allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. McAfee answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. The parties have served discovery requests on one another. By the Court's December 1, 2000 case management order, fact discovery is scheduled to close March 31, 2001, expert discovery is scheduled to close July 13, 2001, and the trial is scheduled for October 9, 2001.

JEFF PLATON V. MCAFEE.COM, CIVIL ACTION NO. CV794576, SANTA CLARA SUPERIOR COURT. On January 5, 2001, Jeff Platon ("Platon") filed a complaint against McAfee.com alleging that McAfee breached the terms of a severance agreement and seeks compensatory damages of approximately $125,000 for remaining benefits owed at the time of his separation from the company plus all attorney's fees and costs related to this lawsuit. McAfee.com has filed an answer to the complaint, but either side has initiated no discovery.

Network Associates is a party to a litigation matter, described below, that relates to the anti-virus software technology they license to the Company. Under the terms of our inter-company license agreement and indemnification and voting agreement, Network Associates has agreed to indemnify us with respect to these existing matters. See "Related Party Transactions -- Inter-company Agreements."

HILGRAEVE V. NETWORK ASSOCIATES. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent, which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a schedule for a further summary judgment hearing, which will be held in or around April 2001. No trial date is set.


15. NET INCOME (LOSS) PER SHARE

Net income (loss) available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

The fully diluted earnings per share calculation for the year ended December 31, 2000 exclude options to purchase 5.1 million shares as they are anti-dilutive.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 20th day of March, 2000.

MCAFEE.COM CORPORATION.


/s/     Srivats Sampath
------------------------------------
Srivats Sampath
President, Chief Executive Officer
and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March, 20 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


               SIGNATURE                                         TITLE
               ---------                                         -----

     /s/   Srivats Sampath                      President, Chief Executive Officer
     -------------------------------            and Director  (Principal Executive
     (Srivats Sampath)                          Officer)

     /s/   Evan S. Collins                      Vice President, Chief Financial
     -------------------------------            Officer and Secretary
     (Evan S. Collins)                          (Principal Financial and Accounting
                                                Officer)

     /s/   George Samenuk                       Director
     -------------------------------
     (George Samenuk)

     /s/   Frank Gill                           Director
     -------------------------------
     (Frank Gill)

     /s/  Richard Schell                        Director
     -------------------------------
     (Richard Schell)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders
McAfee.com Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 17, 2001 appearing in this Annual Report on Form 10-K of McAfee.com Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




San Jose, California
January 17, 2001

                                   SCHEDULE II

                                McAfee.com, Inc.

       Schedule of Valuation and Qualifying Accounts at December 31, 2000
                             (Dollars in Thousands)


                                               BALANCE AT
                                               BEGINNING           ADDITIONS                              BALANCE
                                               OF PERIOD           CHARGED TO                              AT END
                                             OTHER ACCOUNTS        EXPENSE OR        DEDUCTIONS           OF PERIOD
                                             --------------        ----------        ----------           ---------
Year Ended December 31, 2000

    Allowance for Doubtful Accounts              $   650            $   599            $   (93)            $ 1,156

    Valuation allowance for deferred
     Tax assets                                  $10,943            $10,624                  -             $21,567

Year ended December 31, 1999

     Allowance for Doubtful Accounts             $   150            $   500                  -             $   650

     Valuation allowance for
      deferred tax assets                        $ 1,230            $ 9,713                  -             $10,943

Year ended December 31, 1998
     Valuation allowance for deferred
      Tax assets                                 $   724            $   506                  -             $ 1,230

                                INDEX TO EXHIBITS


EXHIBIT NO.                               EXHIBIT TITLE                                   PAGE NO.
-----------                               -------------                                   --------
3.2            Amended and Restated Certificate of Incorporation of McAfee.com
               Corporation, dated December 2, 1999 (1)

10.1 Form of Indemnification Agreement between the Company and each of its directors and officers (1)

10.2 1999 Amended and Restated Stock Plan and form of agreements thereunder (1)

10.3           1999 Director Option Plan and form of agreements thereunder (1)

10.4 1999 Employee Stock Purchase Plan and form of agreements thereunder (1)

10.5           Corporate Management Services Agreement between the Company and
               Networks Associates, Inc., dated as of January 1, 1999 (1)

10.6           Technology Cross License Agreement between McAfee.com and
               Networks Associates, Inc., dated as of January 1, 1999 (1)

10.7           Registration Rights Agreement between McAfee.com and Networks
               Associates, Inc., dated as of January 1, 1999 (1)

10.8           Asset Contribution and Receivables Settlement Agreement between
               McAfee.com and Networks Associates, Inc., dated as of January 1,
               1999 (1)

10.9           Intercompany Revolving Loan Agreement between McAfee.com and
               Networks Associates, Inc., dated as of January 1, 1999 (1)

10.10          Tax Sharing Agreement between McAfee.com and Networks Associates,
               Inc., dated as of January 1, 1999 (1)

10.11          Indemnification and Voting Agreement between McAfee.com and
               Networks Associates, Inc. dated August 20, 1999 (1)

10.12          Joint Cooperation and Master Services Agreement between
               McAfee.com and Networks Associates, Inc. dated as of January 1,
               1999 (1)

10.13          Amended and Restated Electronic Software Reseller/Web Site
               Services Agreement between Beyond.com Corporation and McAfee.com, dated as of May 17, 1999 (1)

10.14          Stockholders Agreement between McAfee.com and Network Associates,
               Inc., dated as of October 31, 1999 (1)

10.15          Lease Agreement dated February 14, 2000 for facility at 535
               Oakmead Parkway, Sunnyvale, California by and between RNM 535
               Oakmead L.P.(2)

10.16          Master OEM Distributor Agreement between McAfee.com and Network
               Associates K.K. (3)

10.17          Change in Control Agreement dated July 14, 2000, between
               McAfee.com and Srivats Sampath. (4)

10.18          Change in Control Agreement dated July 14, 2000, between
               McAfee.com and Evan Collins.(4)

10.19          Amendment No. 1 to the Amended and Restated Electronic Software
               Reseller/Web Site Services Agreement between Beyond.com
               Corporation and McAfee.com, dated as of May 17, 2000. (4)

10.20          Registration Rights Agreement dated as of June 14, 2000, between
               McAfee.com and certain of the former stockholders of Tufan
               Technology Corp.

21.1           List of Subsidiaries

23.1           Consent of Independent Accountants


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