Form 10-Q
period 2001-03-31
MCAFEE COM CORP
filed 2001-05-15
CIK 1095388

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 00-28247

                            ------------------------

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

                               Yes [X]     No [ ]

     As of April 30, 2001, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 8,767,789. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        THIS DOCUMENT CONTAINS 36 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 35.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MCAFEE.COM CORPORATION

                           FORM 10-Q, MARCH 31, 2001

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets:
           March 31, 2001 and December 31, 2000......................    1
         Condensed Consolidated Statements of Operations and
           Comprehensive Income:
           Three months ended March 31, 2001 and March 31, 2000......    2
         Condensed Consolidated Statements of Cash Flows:
           Three months ended March 31, 2001 and March 31, 2000......    3
         Notes to Condensed Consolidated Financial Statements........    4
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 2.    AND RESULTS OF OPERATIONS.................................    9
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
ITEM 3.    RISK......................................................   15

                        PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   33
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................   33
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   33
SIGNATURES...........................................................   34
EXHIBIT INDEX........................................................   35

                             MCAFEE.COM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 38,172       $ 25,527
  Short-term marketable securities..........................    14,817         20,053
  Accounts receivable, net..................................     1,125          2,294
Prepaid expenses and other current assets...................     1,234          1,481
                                                              --------       --------
          Total current assets..............................    55,348         49,355
Long-term marketable securities.............................    22,604         25,839
Property and equipment, net.................................     7,612          8,042
Goodwill and other intangible assets, net...................    11,378         12,757
Other assets................................................     1,142          2,139
                                                              --------       --------
          Total assets......................................  $ 98,084       $ 98,132
                                                              ========       ========
                                      LIABILITIES
Current liabilities:
  Accounts payable..........................................  $    472       $  1,437
  Accrued liabilities.......................................     8,656          8,270
  Deferred revenue..........................................    28,887         25,608
  Payable to NAI............................................     8,225          8,256
                                                              --------       --------
          Total current liabilities.........................    46,240         43,571
                                                              --------       --------
Long-term liabilities:
  Deferred revenue..........................................       325          1,071
                                                              --------       --------
  Other long-term liabilities...............................         9              9
                                                              --------       --------
          Total liabilities.................................    46,574         44,651
                                                              --------       --------
Commitments and contingencies (Note 7 and 14)

                                 STOCKHOLDERS' EQUITY
Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares;
     Issued and outstanding: 8,747,060 shares at March 31,
     2001
     and 8,617,768 shares at December 31, 2000..............         9              9
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and
     outstanding at March 31, 2001 and December 31, 2000....        36             36
Additional paid-in capital..................................   114,780        114,149
Accumulated other comprehensive loss........................       213            (27)
Accumulated deficit.........................................   (63,528)       (60,686)
                                                              --------       --------
          Total stockholders' equity........................    51,510         53,481
                                                              --------       --------
          Total liabilities and stockholders' equity........  $ 98,084       $ 98,132
                                                              ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net Revenue:
Product and subscription....................................  $10,393    $ 7,602
Advertisement and sponsorship...............................    2,423      2,656
                                                              -------    -------
          Total net revenue.................................   12,816     10,258
                                                              -------    -------
Cost of net revenue:
  Product and subscription..................................    2,960      2,575
  Advertisement and sponsorship.............................      458        517
                                                              -------    -------
          Total cost of net revenue.........................    3,418      3,092
                                                              -------    -------
Gross profit................................................    9,398      7,166
                                                              -------    -------
Operating expenses:
  Research and development..................................    3,665      2,778
  Marketing and sales.......................................    5,190      9,582
  General and administrative................................    1,825      1,988
  Amortization of intangibles...............................    1,436        748
                                                              -------    -------
          Total operating expenses..........................   12,116     15,096
                                                              -------    -------
          Loss from operations..............................   (2,718)    (7,930)
Interest and other income, net..............................    1,065      1,299
Investment write down.......................................   (1,000)        --
                                                              -------    -------
Loss before provision for income taxes......................   (2,653)    (6,631)
Provision for income taxes..................................      189         --
                                                              -------    -------
          Net loss..........................................  $(2,842)   $(6,631)
                                                              =======    =======
Other comprehensive loss, net of tax:
          Foreign currency translation gain/(loss)..........       76       (113)
          Unrealized gains (losses) on securities...........      164         (7)
                                                              -------    -------
Comprehensive loss..........................................  $(2,602)   $(6,751)
                                                              =======    =======
Net loss per share -- basic and diluted.....................  $ (0.06)   $ (0.15)
                                                              =======    =======
Shares used in per share calculation -- basic and diluted...   44,697     43,483
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

                             MCAFEE.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (2,842)   $ (6,631)
  Adjustments to reconcile net loss to net cash provided by
     (used in)
     operating activities:
     Depreciation and amortization..........................     2,167       1,268
     Allowance for doubtful accounts........................      (244)         --
     Changes in assets and liabilities:
       Non-cash charge due to investment write down.........     1,000
       Accounts receivable..................................     1,413       1,323
       Prepaid expenses and other current assets............       247      (1,987)
       Accounts payable and accrued liabilities.............      (579)      1,720
       Deferred revenue.....................................     2,533         754
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     3,695      (3,553)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of available-for-sale marketable securities.....   (11,229)    (19,753)
  Sale of available-for-sale marketable securities..........    19,700       6,500
  Acquisition of property and equipment.....................      (361)       (893)
  Net cash used in acquisitions, net of cash acquired.......        --      (1,981)
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     8,110     (16,127)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option
     and stock purchase plans...............................       631       1,044
  Change in amount due to (from) NAI........................       (31)     (3,070)
  Other.....................................................        --         (65)
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................       600      (2,091)
                                                              --------    --------
Effect of exchange rate changes on cash, cash equivalents
  and marketable securities:
          Effect of exchange rate changes on cash, cash
            equivalents and marketable securities...........       240         (35)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    12,645     (21,806)
Cash and cash equivalents at beginning of year..............    25,527      67,321
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 38,172    $ 45,515
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
  Issuance of common stock exchanged in purchase business
     combinations...........................................  $     --    $ 16,074
                                                              --------    --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. DESCRIPTION OF COMPANY

     McAfee.com Corporation, a majority owned subsidiary of Networks Associates, Inc. ("NAI" or "Network Associates"), a publicly traded corporation, was incorporated in December 1998, and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of NAI. This business is referred to herein as "McAfee". McAfee.com and McAfee are collectively referred to as the "Company".

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

  Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods.

 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and SFAS 138 amended SFAS 133. SFAS 133, as amended establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly the Company adopted the provisions of SFAS 133 effective January 1, 2001. As the Company does not currently hold derivative instruments or is engaged in hedging activities the adoption of SFAS 133 did not have a material effect on the results of operations or financial position of the Company.

 3. RELATED PARTY TRANSACTIONS

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

     Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $400,000 and $1.4 million in the three months ended March 31, 2001 and 2000, respectively.

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

     Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node and individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for three months ended March 31, 2001 is 7%. Also under this agreement, the Company has granted NAI a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter. Under this cross technology agreement, NAI will provide end user support to the Company's customers. Charges for such support will be equal to a portion of the costs to NAI plus a 10% markup.

     During the three months ended March 31, 2001 and 2000, the Company was charged $455,000 and $979,000 for royalties, respectively.

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

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

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

     Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master Distribution Agreement, retroactive to January 1, 2000, with NAI KK, a majority-owned Japanese subsidiary of Network Associates, Inc. Under the terms of the agreement, NAI KK will be the exclusive distributor of the Company's products in the Japanese PC OEM channel for an initial term of three years. The Company will receive a license fee of fifty percent (50%) net sales revenue received by NAI KK from its distribution in this channel. The Company, in turn, will pay NAI KK a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended March 31, 2001, the Company recognized product revenue of $466,000 relating to license revenue from NAI KK. There was no revenue recognized for the three months ended March 31, 2000.

     Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

 4. STOCK-BASED COMPENSATION

  Repricing of Stock Options

     As of March 31, 2001 the Company had options outstanding to purchase 498,903 shares of its common stock and 42,353 shares of NAI stock, which are subject to variable accounting. During the three months ended March 31, 2001, the Company recorded no stock based compensation expenses. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and NAI respectively. As a result the Company's results of operations may fluctuate in future based on these movements. In addition the actual charge recorded could be materially different to that calculated as of March 31, 2001.

 5. INVESTMENT

     During the quarter ended March 31, 2001, the Company recorded an other than temporary decline on one of their minority investments in privately held companies. This arose due to the announcement by the investee company of a complete change in business plan and significant reduction in workforce. Accordingly, a charge of $1.0 million was recorded in other expenses.

 6. SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

     Revenue information on a product basis is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Product..................................................  $ 3,819    $ 5,836
Subscription.............................................    6,574      1,766
Advertisement and Sponsorship............................    2,423      2,656
                                                           -------    -------
Total....................................................  $12,816    $10,258
                                                           =======    =======

     We market our products and related services to customers in the North America, Europe and Asia Pacific. The Company derives significant majority of their revenues from operations in North America. Also a significant majority of our long-lived assets are in North America.

     At March 31, 2001, there was no customer with an accounts receivable balance that exceeded 10%. For the three months ended March 31, 2001 the largest customer accounted for 19% of our total revenue.

 7. NET INCOME (LOSS) PER SHARE

     Net income (loss) available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

     The fully diluted earnings per share calculation for the year ended March 31, 2001 exclude options to purchase 5.7 million shares, as they are anti-dilutive.

 8. LITIGATION

     From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing,

                             MCAFEE.COM CORPORATION

                                  (UNAUDITED)

contract law, distribution arrangements, and employee arrangement matters. The Company is not a party to any litigation or other legal proceeding, including product liability claims that, in the opinion of management, could have a material adverse effect on our business operating results or financial condition.

  Other Litigation

     Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com ("Simple") filed a complaint against McAfee.com ("McAfee"), alleging that McAfee misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition under Cal. Bus. & Prof. Code
Section 17200; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing McAfee from; inter alia, using the information McAfee allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. McAfee answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. The parties have served discovery requests on one another. By the Court's December 1, 2000 case management order, fact discovery is scheduled to close May 31, 2001, expert discovery is scheduled to close July 13, 2001, and the trial is scheduled for October 9, 2001.

     Jeff Platon v. McAfee.com, Civil Action No. CV794576, Santa Clara Superior Court. On January 5, 2001, Jeff Platon ("Platon") filed a complaint against McAfee.com alleging that McAfee breached the terms of a severance agreement and seeking compensatory damages of approximately $125,000 for remaining benefits owed at the time of his separation from the company plus all attorney's fees and costs related to this lawsuit. The parties have settled this action and the complaint has been dismissed with prejudice.

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

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a hearing on the Company's further summary judgment motion for May 25, 2001.

     Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages. The Court has stayed this action until at least May 25, 2001, pending the hearing on the Company's summary judgment in the related matter (see above) that day.

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

     We are a provider of hosted, version-less PC security and management products and services over the Internet. We derive our revenue from:

     - products, software and subscription licenses sold through the McAfee Store as well as through e-retail distributors, such as Beyond.com and America Online, and computer original equipment manufacturers, or OEMs, such as Hewlett Packard, Compaq and Microsoft. The McAfee Store is the location on our web site where consumers can purchase McAfee-branded products through secure, credit card based transactions;

     - Maintenance and support where we provide our users online technical support updates and upgrades;

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

     Historically, substantially all of our net revenue has come from software licenses sold through the McAfee Store, OEMs and other e-retail distributors. In particular, sales of our anti-virus products accounted for approximately 16% and 37% in the three months ended March 31, 2001 and 2000, respectively. Furthermore, during the three months ended March 31, 2001 and 2000, approximately 19% and 28% respectively, of our net revenue was derived from the sale of software licenses through Beyond.com.

     Our current strategy is to further expand on our historical revenue base and significantly broaden our role as an applications service provider, or ASP, providing consumers with access to PC security and management software applications hosted on our services. Under this ASP model, consumers "rent versus buy" our software applications. In October 1998, we updated Oil Change and introduced it as our initial hosted subscription service, based on technology acquired through Network Associates' purchase of CyberMedia. In April 1999, we introduced McAfee Clinic. McAfee Clinic incorporates the functionality of Oil Change and provides a significantly broader suite of hosted PC security and management applications. From April 1999 to September 1, 1999, users were offered McAfee Clinic services for free. On September 2, 1999, we began charging for this service as part of our strategy of transitioning users of our web site to paid subscribers to McAfee Clinic. As of March 31, 2001, we had approximately 920,000 unique paying subscribers. We continue to convert our current Oil Change subscribers to McAfee Clinic subscribers.

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

     Product and Subscription. Product and subscription costs consist of product costs, technology costs, and license fee. The product costs are the cost of media, manuals and packaging as well as shipping costs for boxed products sold both through our McAfee Store and through e-retail partners. From September 1998 through

May 16, 1999, product costs also included charges from Beyond.com for processing and fulfilling sales transactions, including credit card processing fees and fulfillment costs. The technology costs consist of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site. These costs represent the cost of selling our products over the internet. License fees are incurred under the technology cross license agreement with Network Associates, which gives us the right to sell single-user consumer licenses for the licensed Network Associates products over the web and through computer OEMs and e-retailers. The license fee is payable commencing January 1, 1999 and is based on a percentage of net revenue derived from product sales that include the licensed technology. The license fee was 20% commencing on January 1, 1999, declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001 and will remain at 7% thereafter. See Note 3 for a more detailed description of the Network Associates cross license. For a quarterly royalty of $250,000, Network Associates has, among other things, a limited right to sell licenses to any software products that we create based on the Network Associates technology that we license from it. This royalty received from Network Associates is offset against our royalty payments to Network Associates, which are presented on a net basis in our results of operations.

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

     Amortization of Goodwill and Other Intangibles. In 2000, we acquired all outstanding capital stock of Signal 9 Solutions Canada, Inc. The acquisition was accounted for using the purchase method of accounting. We analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however we determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $18.1 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

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

     General and Administrative. General and administrative expenses consist principally of charges under the corporate services agreement with Network Associates and of salary and benefit expenses for administrative personnel. Under the corporate services agreement, Network Associates is providing services relating to tax, accounting, insurance, employee benefits administration, corporate record keeping, payroll, information technology infrastructure, and facilities management. The expenses are allocated based on relative headcount and include a 10% mark-up from Network Associates' allocated expenses. In turn, we allocate a portion of these charges related to facilities and information technology infrastructure to sales and marketing and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by Network Associates, the corporate services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

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

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Net revenue
Product and subscription....................................   81.1      74.1
Advertisement and sponsorship...............................   18.9      25.9
                                                              -----     -----
Total net revenue...........................................  100.0%    100.0%
                                                              -----     -----
Cost of net revenue:
  Product and subscription..................................   23.1      25.1
  Advertisement and sponsorship.............................    3.6       5.0
                                                              -----     -----
          Total cost of net revenue.........................   26.7      30.1
                                                              -----     -----
Gross profit................................................   73.3      69.9
Operating expenses:
  Research and development..................................   28.6      27.1
  Marketing and sales.......................................   40.5      93.4
  General and administrative................................   14.2      19.4
  Amortization of intangibles...............................   11.2       7.3
                                                              -----     -----
          Total operating expenses..........................   94.5     147.2
                                                              -----     -----
Loss from operations........................................  (21.2)    (77.3)
Interest and other income, net..............................    8.3      12.7
Investment write down.......................................   (7.8)       --
                                                              -----     -----
Loss before provision for income taxes......................  (20.7)    (64.6)
                                                              -----     -----
Provision for income taxes..................................    1.5        --
                                                              -----     -----
Net loss....................................................  (22.2)%   (64.6)%
                                                              =====     =====

     Net Revenue. Net revenue increased to $12.8 million in the three months ended March 31, 2001 from $10.3 million in the three months ended March 31, 2000.

     The product and subscription revenue includes revenue from product licenses and subscriptions sold over the internet. The product and subscription revenue for the three months ended March 31, 2001 and 2000 was $10.4 million and $7.6 million, respectively. The increase of the product and subscription revenue from 2000 to 2001 was due to increases in new customer purchases and positive results from converting trial subscribers to the Clinic service into paying customers.

     The advertisement and sponsorship revenue includes revenue from sales of advertisement as well as co-branding and sponsorship activities hosted on our web site. The advertisement and sponsorship revenue for the three months ended March 31, 2001 and 2000 was $2.4 million and $2.7 million, respectively. The decrease in advertisement and sponsorship revenue in the first quarter of 2001 from 2000 resulted from decline in selling and implementing sponsorship arrangements. This decline in sales was mainly due to the economic difficulty faced by the internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods as slow down in online advertisement and sponsorship activities continues.

     Cost of Net Revenue. Cost of net revenue is $3.4 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively.

     Cost of net product and subscription revenue for the three months ended March 31, 2001 and 2000 was $2.7 million and $3.0 million, respectively. This slight increase in our cost of net product and subscription revenue in the three months ended March 31, 2001 from the three months ended March 31, 2000 was due to an increase in volume of sales combined with a decrease in royalty rate payable to NAI. As such, even with the increase in product and subscription revenue of 37% the increase in the cost of net product and subscription revenue was only 4%.

     Cost of net advertisement and sponsorship revenue for the three months ended March 31, 2001 and 2000 was $458,000 and $517,000, respectively. This slight decrease in our cost of net advertisement and sponsorship revenue in the three months ended March 31, 2001 from the three months ended March 31, 2000 was mainly due to the decrease in online advertising and sponsorship activities combined with an increase in our technology cost, which is the main cost of advertisement and sponsorship revenue. The technology cost consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site.

     Research and Development. Research and development expenses increased to $3.7 million from $2.8 million for the three months ended March 31, 2001 from the three months ended March 31, 2000. These increases were primarily due to a significant investment in research and development headcount and infrastructure in 2001 and 2000 as we expanded and enhanced our product and service offerings. As a percentage of net revenue, research and development expenses were 28.6% for the three months ended March 31, 2001 compared with 27.1% for the three months ended March 31, 2000.

     Marketing and Sales. Marketing and sales expenses decreased to $5.2 million for the three months ended March 31, 2001 from $9.6 million for the three months ended March 31, 2000. The decrease in marketing and sales expenses for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to a decrease in the number of sales and marketing personnel. As a percentage of net revenue, marketing and sales expenses were 40.5% in 2001 compared with 93.4% in 2000.

     General and Administrative. General and administrative expenses decreased to $1.8 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000. This decrease was primarily due to the decrease in NAI intercompany charges from the corporate management services agreement. As a percentage of net revenue, general and administrative expenses were 14.2% in the three months ended March 31, 2001 compared 19.4% in the three months ended March 31, 2000.

     Amortization of Intangibles. Amortization of intangibles increased to $1.4 million in the three months ended March 31, 2001 from $748,000 in the three months ended March 31, 2000. The increase was primarily due to the timing of the amortization of goodwill recorded as a result of the acquisition of Signal 9 Solutions, which closed on February 14, 2000. As a percentage of net revenue, amortization of intangibles were 11.2% in the three months ended March 31, 2001 compared with 7.3% in the three months ended March 31, 2000.

     Interest and Other Income. Interest and other income decreased to $1.1 million in the three months ended March 31, 2001 and $1.3 million in the three months ended March 31, 2000. Interest and other income consist of interest income, interest expense and miscellaneous non-operating income and expense items. The decrease from the three months ended March 31, 2001 to the three months ended March 31, 2000 was due to lower interest income generated from smaller cash and cash equivalent balance for the three months ended March 31, 2001. As a percentage of net revenue, interest and other income were 8.3% in the three months ended March 31, 2001 compared with 12.7% in the three months ended March 31, 2000.

     Investment Write Down. The company recorded an other than temporary decline of $1.0 million, related to the decline in value of minority investments in non-publicly traded companies.

     Provision for Income Taxes. Our provision for income taxes was $189,000 and none for the three months ended March 31, 2001 and March 31, 2000, respectively. The provision arose as a result of withholding taxes on cash received from foreign entities. As of March 31, 2001, the concept of an effective tax rate was not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had $38.2 million in cash and cash equivalents and $37.4 million in marketable securities, for a combined total of $75.6 million. Of this amount, $8.2 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates.

     Net cash provided by operating activities was $3.7 million in the three months ended March 31, 2001. This resulted primarily from the reduction in the net loss during the quarter -- the reasons for which are discussed above. In addition decreases in accounts receivable and prepaid expenses and other current assets also attributed to net cash generation. These increases were partially offset by the decrease in accounts payable and accrued liabilities.

     Net cash used in operating activities was $3.6 million in the three months ended March 31, 2000, resulting primarily from the net loss of $6.6 million as well as an increase in prepaid and other assets, partially offset by depreciation and amortization and a decrease in accounts receivable and increases in accounts payable and accrued liabilities and deferred revenue.

     Net cash provided by investing activities was $8.1 million in the three months ended March 31, 2001. This resulted primarily from sales of available for sale marketable securities partially offset by purchase of additional available for sale securities. Net cash used in investing activities was $16.1 million in the three months ended March 31, 2000, resulting from purchases and other changes in marketable securities, purchases of fixed assets as well as the purchase of Signal 9 Solutions.

     Net cash provided by financing activities was $600,000 in the three months ended March 31, 2001 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans. Net cash used in financing activities was $2.1 million in the three months ended March 31, 2000 resulting primarily from the change in the amount payable to NAI partially offset by proceeds from issuance of common stock under our stock option and stock purchase plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and SFAS 138 amended SFAS 133. SFAS 133, as amended establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly the Company adopted the provisions of SFAS 133 effective January 1, 2001. As the Company does not currently hold derivative instruments or is engaged in hedging activities the adoption of SFAS 133 did not have a material effect on the results of operations or financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

     There have been no material changes in the Company's market risk during the three months ended March 31, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the year ended December 31, 2000.

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

     Our agreements with Network Associates were negotiated when we were a wholly owned subsidiary of Network Associates and one of our two directors at that time was a director and the chief executive officer of Network Associates. In addition, Network Associates employed Srivats Sampath, our president and the other director at the time, prior to joining McAfee.com in December 1998.

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

     Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of April 30, 2001, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

     In light of its voting control and board influence, Network Associates will have significant influence over matters requiring approval of our board of directors and stockholders. Two of our current board members are affiliated with Network Associates: George Samenuk is Network Associates' chief executive officer, and

Stephen Richards is Network Associates' chief financial officer. Our business could be adversely affected if these directors act in favor of Network Associates' interests over ours while on our board of directors.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND FURTHER LOSSES ARE LIKELY

     As of March 31, 2001, we had an accumulated deficit of approximately $63.5 million. Our net losses as a percentage of net revenue were 22% in the three months ended March 31, 2001, and 59% in the twelve months ended December 31, 2000. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses may increase significantly during the next several years, as we incur additional expenses related to:

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

     Historically, a significant portion of our revenue has been derived from our sponsorship arrangements, McAfee branded services and online marketing affiliate arrangements, with Internet companies. Volatility in the capital markets and a slowdown in the business of many Internet companies has impacted adversely many of our past and potential Internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, our Internet company customers, many of whom are early stage companies or have engaged in their own large advertising campaigns, may, to the extent they have not already done so:

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

     Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. The agreement expires on June 30, 2001. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase it, paying us for these licenses on a monthly basis. In the year ended March 31, 2001, approximately 19% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, such as our recently announced arrangement with SBC to license our McAfee Clinic product to SBC's DSL customers, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

WE MAY BE UNSUCCESSFUL IN OUR PLANS TO MARKET OUR SERVICES TO BUSINESSES

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

     We have incurred and will continue to incur variable accounting charges related to NAI's repriced options and our replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our and Network Associates common stock at July 1, 2000, which was $26.063 and $20.375, respectively. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods. For the three months ended March 31, 2001, the Company recorded no stock-based compensation expense.

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

     During the three months ended March 31, 2001, approximately 19% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

     Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of April 30, 2001, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

     The trading prices of many Internet stocks, including ours, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $2.63, and the closing price on April 30, 2001 was $7.76. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS AND MINORITY INVESTMENTS

     During 2000 we completed two acquisitions. As part of our growth strategy, we may acquire additional companies, products and technologies, which are complementary to our business or make minority investments in complementary companies. These activities involve a number of risks and we may not realize the expected benefits of these transactions. Because we could not realize the benefit of an acquired company's technology, we wrote off the goodwill generated from an acquisition at December 31, 2000.

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

     During the quarter ended March 31, 2001, the Company recorded an other than temporary decline on one of their minority investments in non-publicly traded companies. This arose due to the announcement by the investee company of a complete change in business plan and significant reduction in workforce. Accordingly, a charge of $1.0 million was recorded in other expenses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) The Company filed no reports on Form 8K during the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCAFEE.COM CORPORATION

                                                   /s/ EVAN COLLINS
                                          --------------------------------------
                                          Name:       Evan Collins
                                          Title:      Vice President,
                                          Chief Financial Officer and Secretary

Date: May 15, 2001

                               INDEX TO EXHIBITS

    EXHIBIT                                                                  PAGE
      NO.                             EXHIBIT TITLE                          NO.
    -------                           -------------                          ----
      3.2      Amended and Restated Certificate of Incorporation of
               McAfee.com Corporation, dated December 2, 1999(1)
     10.1      Form of Indemnification Agreement between the Company and
               each of its directors and officers(1)
     10.2      1999 Amended and Restated Stock Plan and form of agreements there under(1)
     10.3      1999 Director Option Plan and form of agreements there
               under(1)
     10.4      1999 Employee Stock Purchase Plan and form of agreements
               there under(1)
     10.5      Corporate Management Services Agreement between the Company and Networks Associates, Inc., dated as of January 1,
               1999(1)
     10.6      Technology Cross License Agreement between McAfee.com and
               Networks Associates, Inc., dated as of January 1, 1999(1)
     10.7      Registration Rights Agreement between McAfee.com and
               Networks Associates, Inc., dated as of January 1, 1999(1)
     10.8      Asset Contribution and Receivables Settlement Agreement
               between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)
     10.9      Intercompany Revolving Loan Agreement between McAfee.com and
               Networks Associates, Inc., dated as of January 1, 1999(1)
     10.10     Tax Sharing Agreement between McAfee.com and Networks
               Associates, Inc., dated as of January 1, 1999(1)
     10.11     Indemnification and Voting Agreement between McAfee.com and
               Networks Associates, Inc. dated August 20, 1999(1)
     10.12     Joint Cooperation and Master Services Agreement between
               McAfee.com and Networks Associates, Inc. dated as of January
               1, 1999(1)
     10.13     Amended and Restated Electronic Software Reseller/Web Site
               Services Agreement between Beyond.com Corporation and
               McAfee.com, dated as of May 17, 1999(1)
     10.14     Stockholders Agreement between McAfee.com and Network
               Associates, Inc., dated as of October 31, 1999(1)
     10.15     Lease Agreement dated February 14, 2000 for facility at 535
               Oakmead Parkway, Sunnyvale, California by and between RNM
               535 Oakmead L.P.(2)
     10.16     Master OEM Distributor Agreement between McAfee.com and
               Network Associates K.K.(3)
     10.17     Change in Control Agreement dated July 14, 2000, between
               McAfee.com and Srivats Sampath(4)
     10.18     Change in Control Agreement dated July 14, 2000, between
               McAfee.com and Evan Collins(4)
     10.19     Amendment No. 1 to the Amended and Restated Electronic
               Software Reseller/Web Site Services Agreement between
               Beyond.com Corporation and McAfee.com, dated as of May 17,
               2000(4)
     10.20     Registration Rights Agreement dated as of June 14, 2000,
               between McAfee.com and certain of the former stockholders of
               Tufan Technology Corp.(5)
     21.1      List of Subsidiaries

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

(2) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 29, 2000.

(3) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 8, 2000.

(4) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on August 11, 2000.

(5) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 23, 2001.