Form 10-Q
period 2001-06-30
MCAFEE COM CORP
filed 2001-08-14
CIK 1095388

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 00-28247

                                ----------------

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

                                ----------------

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of July 31, 2001, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 9,520,778. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        THIS DOCUMENT CONTAINS 36 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 35.

===============================================================================

                             MCAFEE.COM CORPORATION

                            FORM 10-Q, JUNE 30, 2001

                                    CONTENTS

ITEM
NUMBER                                                                                                   PAGE
------                                                                                                   ----
                          PART I: FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets:
               June 30, 2001 and December 31, 2000......................................................    3
             Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
               Three months and six months ended June 30, 2001 and 2000.................................    4
             Condensed Consolidated Statements of Cash Flows:
               Six months ended June 30, 2001 and 2000..................................................    5
             Notes to Condensed Consolidated Financial Statements.......................................    6
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......   11
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................   15

                           PART II: OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS..........................................................................   31
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................   31
ITEM 3.      DEFAULT UPON SENIOR SECURITIES.............................................................   31
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   31
ITEM 5.      OTHER INFORMATION..........................................................................   31
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................................................   31
SIGNATURES..............................................................................................   32
EXHIBIT INDEX...........................................................................................   33


                             MCAFEE.COM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001            2000
                                                                          ---------      ------------
Current assets:
  Cash and cash equivalents ........................................      $  35,283       $  25,527
  Short-term marketable securities .................................         23,479          20,053
  Accounts receivable, net .........................................            823           2,294
  Prepaid expenses and other current assets ........................          1,038           1,481
                                                                          ---------       ---------
          Total current assets .....................................         60,623          49,355
Long-term marketable securities ....................................         21,545          25,839
Property and equipment, net ........................................          7,216           8,042
Goodwill and other intangible assets, net ..........................          9,931          12,757
Other assets .......................................................          1,071           2,139
                                                                          ---------       ---------
          Total assets .............................................      $ 100,386       $  98,132
                                                                          =========       =========
                                   LIABILITIES

Current liabilities:
  Accounts payable .................................................      $     699       $   1,437
  Accrued liabilities ..............................................          8,014           8,270
  Deferred revenue .................................................         28,656          25,608
  Payable to Network Associates ....................................          9,057           8,256
                                                                          ---------       ---------
          Total current liabilities ................................         46,426          43,571
                                                                          ---------       ---------
Long-term liabilities:
  Deferred revenue .................................................            706           1,071
  Other long-term liabilities ......................................              9               9
                                                                          ---------       ---------
          Total liabilities ........................................         47,141          44,651
                                                                          ---------       ---------
Contingencies (Note 7)

                              STOCKHOLDERS' EQUITY

Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares;
     Issued and outstanding: 9,176,211 shares at June 30, 2001 and
     8,617,768 shares at December 31, 2000 .........................              9               9
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and outstanding at
  June 30, 2001 and December 31, 2000 ..............................             36              36
Additional paid-in capital .........................................        116,689         114,149
Accumulated other comprehensive income (loss) ......................            173             (27)
Accumulated deficit ................................................        (63,662)        (60,686)
                                                                          ---------       ---------
          Total stockholders' equity ...............................         53,245          53,481
                                                                          ---------       ---------
          Total liabilities and stockholders' equity ...............      $ 100,386       $  98,132
                                                                          =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME/(LOSS)
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE                       FOR THE
                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                      --------                      --------
                                                                2001           2000           2001           2000
                                                              --------       --------       --------       --------
Net Revenue:
Product and subscription ...............................      $ 11,364       $  7,730       $ 21,757       $ 15,332
Advertisement and sponsorship ..........................         3,045          4,177          5,468          6,833
                                                              --------       --------       --------       --------
          Total net revenue ............................        14,409         11,907         27,225         22,165
                                                              --------       --------       --------       --------
Cost of net revenue:
  Product and subscription .............................         2,621          2,292          5,581          4,867
  Advertisement and sponsorship ........................           466            713            924          1,230
                                                              --------       --------       --------       --------
          Total cost of net revenue ....................         3,087          3,005          6,505          6,097
                                                              --------       --------       --------       --------
Gross profit ...........................................        11,322          8,902         20,720         16,068
                                                              --------       --------       --------       --------
Operating expenses:
  Research and development .............................         4,034          3,506          7,699          6,284
  Marketing and sales ..................................         4,315          9,654          9,505         19,236
  General and administrative ...........................         2,216          2,110          4,041          4,098
  Amortization of intangibles ..........................         1,396          1,526          2,832          2,274
                                                              --------       --------       --------       --------
          Total operating expenses .....................        11,961         16,796         24,077         31,892
                                                              --------       --------       --------       --------
          Loss from operations .........................          (639)        (7,894)        (3,357)       (15,824)
Interest and other income, net .........................           931          1,236          1,996          2,535
Investment write down ..................................            --             --         (1,000)            --
                                                              --------       --------       --------       --------
Income (loss) before provision for income taxes ........           292         (6,658)        (2,361)       (13,289)
Provision for income taxes .............................           426             92            615             92
                                                              --------       --------       --------       --------
          Net loss .....................................      $   (134)      $ (6,750)      $ (2,976)      $(13,381)
                                                              ========       ========       ========       ========
Other comprehensive income (loss), net of tax:
          Foreign currency translation gain/(loss) .....           (29)            12             47           (101)
          Unrealized gains (losses) on securities ......           (12)          (431)           152           (438)
                                                              --------       --------       --------       --------
Comprehensive income (loss) ............................      $   (175)      $ (7,169)      $ (2,777)      $(13,920)
                                                              ========       ========       ========       ========
Net loss per share -- basic and diluted ................      $  (0.00)      $  (0.15)      $  (0.07)      $  (0.31)
                                                              ========       ========       ========       ========
Shares used in per share calculation --basic and diluted        44,925         43,749         44,811         43,616
                                                              ========       ========       ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2001           2000
                                                                             --------       --------
Cash flows from operating activities:
  Net loss ..............................................................    $ (2,976)      $(13,381)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ......................................       4,527          3,111
     Allowance for doubtful accounts ....................................        (433)            --
     Non-cash charge due to investment write down .......................       1,000             --
     Changes in assets and liabilities:
       Accounts receivable ..............................................       1,904            974
       Prepaid expenses and other current assets ........................         511         (2,152)
       Accounts payable and accrued liabilities .........................        (994)         3,420
       Deferred revenue .................................................       2,683          1,668
                                                                             --------       --------
          Net cash provided by (used in) operating activities ...........       6,222         (6,360)
                                                                             --------       --------
Cash flows from investing activities:
  Purchases of available-for-sale marketable securities .................     (27,952)       (43,373)
  Sale of available-for-sale marketable securities ......................      28,820         14,356
  Purchase of property and equipment ....................................        (875)        (4,322)
  Net cash used in acquisitions, net of cash acquired ...................          --         (1,959)
                                                                             --------       --------
          Net cash used in investing activities .........................          (7)       (35,298)
                                                                             --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option and stock
       purchase plans ...................................................       2,540          1,555
  Change in payable to Network Associates ...............................         801         (1,757)
  Other .................................................................          --           (142)
                                                                             --------       --------
          Net cash provided by (used in) financing activities ...........       3,341           (344)
                                                                             --------       --------
          Effect of exchange rate changes on cash, cash equivalents and
              marketable securities .....................................         200             (7)
                                                                             --------       --------
Net increase (decrease) in cash and cash equivalents ....................       9,756        (42,009)
Cash and cash equivalents at beginning of year ..........................      25,527         67,321
                                                                             --------       --------
Cash and cash equivalents at end of period ..............................    $ 35,283       $ 25,312
                                                                             ========       ========
Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
  Issuance of common stock exchanged in purchase business combination ...    $     --       $ 19,600
                                                                             --------       --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF COMPANY

      McAfee.com Corporation is a majority owned subsidiary of Networks Associates, Inc. ("NAI" or "Network Associates") and a publicly traded corporation. The company was incorporated in December 1998 and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of NAI. This business is referred to herein as "McAfee." McAfee.com and McAfee are collectively referred to as the "Company".

      The Company is an Internet destination site, which allows users to secure, repair, update, upgrade and manage their personal computers (PCs) over the Internet. The Company's electronic commerce activities include, software licensing, sponsorship, co-hosting, and advertising. The Company's objective is to become the leading and most trusted online destination where consumers secure, repair, update, upgrade and manage their PCs and other Internet access devices.

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

      The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods.

2. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and SFAS 138 amended SFAS 133. SFAS 133, as amended establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS 133 effective January 1, 2001. As the Company does not currently hold derivative instruments or is engaged in hedging activities ,the adoption of SFAS 133 did not have a material effect on the results of operations or financial position of the Company.

      On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations ("FAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142").

      FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by FAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

      FAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, FAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

      The Company is currently studying FAS 141 and FAS 142 and has not determined the impact on the Company's consolidated financial statements.

      In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company's financial statements.

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

      Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $400,000 and $1.6 million in the three months ended June 30, 2001 and 2000, respectively. NAI charged the Company $800,000 and $3.0 million in the six months ended June 30, 2001 and 2000, respectively.

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

      Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node and individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for three months ended June 30, 2001 is 7%. Also under this agreement, the Company has granted NAI a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter.

      During the three months ended June 30, 2001 and 2000, the Company was charged $483,000 and $826,000 for royalties, respectively. For the six months ended June 30, 2001 and 2000, the Company was charged $938,000 and $1.8 million for royalties, respectively.

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

      Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master Distribution Agreement, retroactive to January 1, 2000, with Networks Associates Co., Ltd. ("NAI KK"), a majority-owned Japanese subsidiary of Network Associates, Inc. Under the terms of the agreement, NAI KK will be the exclusive distributor of the Company's products in the Japanese PC OEM channel for an initial term of three years. The Company will receive a license fee of fifty percent (50%) net sales revenue received by NAI KK from its distribution in this channel. The Company, in turn, will pay NAI KK a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended June 30, 2001 and 2000, the Company recognized product revenue relating to license revenue from NAI KK of $461,000 and $197,000, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized product revenue of $927,000 and $197,000, respectively.

      Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

      Reseller Agreement. Effective as of March 31, 2001, the Company entered into Reseller Agreements with NAI. Under these agreements, among other things, the Company may resell NAI products to business customers, except in Japan, and NAI may sell the Company products to OEMs and end users in certain countries. Under the Company reseller agreement, the Company must pay NAI fifty percent of NAI's current list price for products and services as license fees. The license fees are to be paid to NAI on a monthly basis. For the three months and six months ended June 30, 2001, the Company has paid NAI $54,000 of license fees under this reseller agreement. Under the NAI reseller agreement, NAI must pay the Company fifty percent of the net revenue they receive. The license fees are to be paid to the Company on a monthly basis. To date, the Company has not received any payment from NAI under this reseller agreement.

4. STOCK-BASED COMPENSATION

Repricing of Stock Options

      As of June 30, 2001 the Company had options outstanding to its employees to purchase 410,105 shares of its common stock and 45,586 shares of NAI stock, which are subject to variable accounting. During the three months and six months ended June 30, 2001, the Company recorded no stock based compensation expenses in respect to these options. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and NAI respectively. As a result, the Company's results of operations may fluctuate in future based on these movements. In addition, the actual charge recorded could be materially different to that calculated as of June 30, 2001.

5. SEGMENT AND MAJOR CUSTOMER INFORMATION

      The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

      Revenue information on a product basis is as follows (in thousands):

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                 ------------------    ------------------
                                   2001       2000      2001       2000
                                 -------    -------    -------    -------
Product .....................    $ 3,993    $ 4,725    $ 7,812    $10,561
Subscription ................      7,371      3,005     13,945      4,771
Advertisement and Sponsorship      3,045      4,177      5,468      6,833
                                 -------    -------    -------    -------
Total .......................    $14,409    $11,907    $27,225    $22,165
                                 =======    =======    =======    =======

      We market our products and related services to customers in the North America, Europe and Asia Pacific. The Company derives a significant majority of their revenues from operations in North America. Also a significant majority of our long-lived assets are in North America.

      At June 30, 2001, there was no customer with an accounts receivable balance that exceeded 10%. For the three months ended June 30, 2001, two customers accounted for 17% and 12% of our total revenue, respectively. For the six months ended June 30, 2001, one customer accounted for 18% of our total revenue.

6. NET LOSS PER SHARE

      There are no differences between net loss and weighted average shares outstanding for basic and fully diluted net loss per share calculations for all periods presented.

      The fully diluted earnings per share calculation for the period ended June 30, 2001 exclude options to purchase 5.5 million shares, as the effect of these options is anti-dilutive.

7. LITIGATION

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

      Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com ("Simple") filed a complaint against McAfee.com ("McAfee"), alleging that McAfee misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The parties have entered into a Settlement Agreement and a Stipulation of Dismissal with prejudice has been filed.

      Henry Cole v. McAfee.com Corporation et al. On August 10, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased McAfee.com common stock during the period from December 1,1999 through December 6, 2000 against McAfee.com, certain of its officers and directors, Morgan Stanley Dean Witter & Co., FleetBoston Robertson Stephens, Inc., and J.P. Morgan Chase & Co. The lawsuit alleges, among other things, violations of certain federal securities laws.

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

Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. On June 19, 2001, the District Court denied Network Associates' renewed motion for summary judgment of non-infringement. The District Court scheduled a trial for January 3, 2002. Motions will be heard prior to trial.

Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court has stayed this action indefinitely by agreement of the parties.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                          ---------------       ---------------
                                          2001       2000       2001       2000
                                          ----       ----       ----       ----
Net revenue
Product and subscription ............     78.9       64.9       79.9       69.2
Advertisement and sponsorship .......     21.1       35.1       20.1       30.8
                                         -----      -----      -----      -----
Total net revenue ...................    100.0%     100.0%     100.0%     100.0%
                                         -----      -----      -----      -----
Cost of net revenue:
  Product and subscription ..........     18.2       19.2       20.5       22.0
  Advertisement and sponsorship .....      3.2        6.0        3.4        5.5
                                         -----      -----      -----      -----
          Total cost of net revenue .     21.4       25.2       23.9       27.5
                                         -----      -----      -----      -----
Gross profit ........................     78.6       74.8       76.1       72.5
Operating expenses:
  Research and development ..........     28.0       29.5       28.3       28.3
  Marketing and sales ...............     29.9       81.1       34.9       86.8
  General and administrative ........     15.4       17.7       14.8       18.5
  Amortization of intangibles .......      9.7       12.8       10.4       10.3
                                         -----      -----      -----      -----
          Total operating expenses ..     83.0      141.1       88.4      143.9
                                         -----      -----      -----      -----
Loss from operations ................     (4.4)     (66.3)     (12.3)     (71.4)
Interest and other income, net ......      6.4       10.4        7.3       11.4
Investment write down ...............       --         --       (3.7)        --
                                         -----      -----      -----      -----
Income/(Loss )before provision for
   income taxes .....................      2.0      (55.9)      (8.7)     (60.0)
                                         -----      -----      -----      -----

Provision for income taxes ..........      2.9        0.8        2.2       (0.4)
                                         -----      -----      -----      -----
Net loss ............................     (0.9)%    (56.7)%    (10.9)%    (60.4)%
                                         =====      =====      =====      =====

      Net Revenue. Net revenue increased to $14.4 million in the three months ended June 30, 2001 from $11.9 million in the three months ended June 30, 2000. Net revenue increased to $27.2 million in the six months ended June 30, 2001 from $22.2 million in the six months ended June 30, 2000.

   Product and subscription revenue includes revenue from product licenses and subscriptions sold over the internet. Product and subscription revenue for the three months ended June 30, 2001 and 2000 was $11.4 million and $7.7 million, respectively. For six months ended June 30, 2001 and 2000 was $21.8 million and $15.3 million, respectively. The increase of product and subscription revenue from 2000 to 2001 was due to increases in new customer purchases and positive results from converting trial subscribers to the Clinic service into paying customers.

      In particular, sales of our anti-virus products accounted for approximately 15% and 27% in the three months ended June 30, 2001 and 2000, respectively. Furthermore, during the three months ended June 30, 2001 and 2000, approximately 17% and 20% respectively, of our net revenue was derived from the sale of software licenses through Beyond.com.

      Advertisement and sponsorship revenue includes revenue from sales of advertisements as well as co-branding and sponsorship activities hosted on our web site. Advertisement and sponsorship revenue for the three months ended June 30, 2001 and 2000 was $3.0 million and $4.2 million, respectively. For the six months ended June 30, 2001 and 2000 was $5.5 million and $6.8 million, respectively. The decrease in advertisement and sponsorship revenue 2000 to 2001 resulted from decline in selling and implementing sponsorship arrangements. This decline for both three months and six months ended June 30, 2001 in sales was mainly due to the continued economic difficulty faced by the internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods as slow down in online advertisement and sponsorship activities continues. In addition, during the three months ended June 30 2001, we recognized $1.3 million of advertisement and sponsorship revenue related to a cancellation of the agreement with one of our customers. We do not expect such a trend to continue.

      Cost of Net Revenue. Cost of net revenue is $3.1 million and $3.0 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 31, 2001 and 2000, cost of net revenue is $6.5 million and $6.1 million, respectively.

      Cost of net product and subscription revenue for the three months ended June 30, 2001 and 2000 was $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2001 and 2002, the cost of net product and subscription revenue was $5.6 million and $4.9 million, respectively. This slight increase in our cost of net product and subscription revenue in the three months ended June 30, 2001 from the three months ended June 30, 2000 was due to an increase in volume of sales combined with a decrease in royalty rate payable to NAI. As such, even with the increase in product and subscription revenue of 47% the increase in the cost of net product and subscription revenue was only 14%.

      Cost of net advertisement and sponsorship revenue for the three months ended June 30, 2001 and 2000 was $466,000 and $713,000, respectively. For six months ended June 30, 2001 and 2000, the cost of net advertisement and sponsorship was $924,000 and $1.2 million, respectively. This slight decrease in our cost of net advertisement and sponsorship revenue in the three months ended June 30, 2001 from the three months ended June 30, 2000 was mainly due to the decrease in online advertising and sponsorship activities combined with the decrease in technology cost. The technology cost is the main cost of advertisement and sponsorship revenue. The technology cost consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site.

      Research and Development. Research and development expenses increased to $4.0 million from $3.5 million for the three months ended June 30, 2001 from the three months ended June 30, 2000, respectively. For six months ended June 30, 2001 and 2000, research and development expenses increased to $7.7 million from $6.3 million, respectively. These increases were primarily due to a significant investment in research and development headcount and infrastructure in 2001 and 2000 as we expanded and enhanced our product and service offerings. As a percentage of net revenue, research and development expenses were 28.0% for the three months ended June 30, 2001 compared with 29.5% for the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, the research and development expenses as a percentage of net revenue was 28.3% and 28.3%, respectively.

      Marketing and Sales. Marketing and sales expenses decreased to $4.3 million for the three months ended June 30, 2001 from $9.7 million for the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, the marketing and sales expenses were $9.5 million and $19.2 million, respectively. The decrease in marketing and sales expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily due to a decrease in the number of sales and marketing personnel and decrease in the amount spend on marketing campaigns. As a percentage of net revenue, marketing and sales expenses for the three months ending June 30, 2001 and 2000 were 29.9% in 2001 compared with 81.1% in 2000.

      General and Administrative. General and administrative expenses increased to $2.2 million in the three months ended June 30, 2001 from $2.1 million in the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, the general and administrative expenses were $4.0 million and $4.1 million, respectively. As a percentage of net revenue, general and administrative expenses were 15.4% in the three months ended June 30, 2001 compared 17.7% in the three months ended June 30, 2000. For six months ending June 30, 2001 and 2000, the general and administrative expenses as a percentage of net revenue were 14.8% and 18.5%, respectively.

      Amortization of Intangibles. Amortization of intangibles decreased to $1.4 million in the three months ended June 30, 2001 from $1.5 million in the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, the amortization of intangibles was $2.8 million and $2.3 million, respectively. The slight decrease was primarily due to the fluctuation in the foreign currency exchange rate used to record the amortization of goodwill. As a percentage of net revenue, amortization of intangibles were 9.7% in the three months ended June 30, 2001 compared with 12.8% in the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, amortization of intangibles as a percentage of net revenue was 10.4% and 10.3%, respectively.

      Interest and Other Income. Interest and other income decreased to $931,000 in the three months ended June 30, 2001 from $1.2 million in the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, interest and other income was $2.0 million and $2.5 million, respectively. Interest and other income consist of interest income, interest expense and miscellaneous non-operating income and expense items. The decrease from the three months ended June 30, 2001 to the three months ended June 30, 2000 was due to lower interest rates generating lower interest income. As a percentage of net revenue, interest and other income were 6.5% in the three months ended June 30, 2001 compared with 10.4% in the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, the interest and other income as a percentage of revenue was 7.3% and 11.4%, respectively.

      Investment Write Down. For the three months ended June 30, 2001 and 2000, there were no investment write-downs recorded. However, for six months ended June 30, 2001 the company recorded an other than temporary decline of $1.0 million, related to an other than temporary decline in value of one of our minority investments in private companies.

      Provision for Income Taxes. Our provision for income taxes was $426,000 and $92,000 for the three months ended June 30, 2001 and 2000, respectively. For six months ended June 30, 2001 and 2000, the provision for income taxes was $615,000 and $92,000, respectively. The provision arose as a result of withholding taxes on cash received from foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, we had $35.3 million in cash and cash equivalents and $45.0 million in marketable securities, for a combined total of $80.3 million. Of this amount, $9.1 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates.

      Net cash provided by operating activities was $6.2 million in the six months ended June 30, 2001. This resulted primarily from the reduction in the net loss during the quarter -- the reasons for which are discussed above. In addition decreases in accounts receivable and prepaid expenses and other current assets also attributed to net cash generation. These increases were partially offset by the decrease in, accounts payable and accrued liabilities.

      Net cash used in operating activities was $6.4 million in the six months ended June 30, 2000, resulting primarily from the net loss of $13.4 million as well as an increase in prepaid and other assets, partially offset by depreciation and amortization and a decrease in accounts receivable and increases in accounts payable, accrued liabilities and deferred revenue.

      Net cash used in investing activities was $7,000 in the six months ended June 30, 2001. This resulted primarily from sales of available for sale marketable securities mostly offset by purchase of additional available for sale securities and an increase in investment in fixed assets. Net cash used in investing activities was $35.3 million in the six months ended June 30, 2000, resulting from purchases and other changes in marketable securities, purchases of fixed assets, leasehold improvements related to our new facility as well as the purchase of Signal 9 Solutions and certain other technology.

      Net cash provided by financing activities was $3.3 million in the six months ended June 30, 2001 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans and increases in the amount owed to Network Associates. Net cash used in financing activities was $344,000 in the six months ended June 30, 2000 resulting primarily from the change in the amount payable to NAI partially offset by proceeds from issuance of common stock under our stock option and stock purchase plans.

      We believe our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations ("FAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142").

      FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by FAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

      FAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, FAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

      The Company is currently studying FAS 141 and FAS 142 and has not yet determined the impact on the Company's consolidated financial statements.

      In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

      There have been no material changes in the Company's market risk during the three months ended June 30, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the year ended December 31, 2000.


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

MOST OF OUR AGREEMENTS WITH NETWORK ASSOCIATES ARE NOT THE RESULT OF ARM'S LENGTH NEGOTIATIONS AND AS A RESULT THE AGREEMENTS MAY BE LESS FAVORABLE TO US THAN IF THE AGREEMENTS WERE NEGOTIATED AT ARM'S LENGTH

      Most of our agreements with Network Associates were negotiated when we were a wholly owned subsidiary of Network Associates and one of our two directors at that time was a director and the chief executive officer of Network Associates. In addition, Network Associates employed Srivats Sampath, our president and the other director at the time, prior to joining McAfee.com in December 1998.

WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AVAILABLE TO US BECAUSE OF OUR RELATIONSHIP WITH NETWORK ASSOCIATES

      We do not currently have a clear policy in place with Network Associates to delineate business opportunities between us and Network Associates, except that the license agreement restricts each party from selling licensed products in specified markets and prevents us from offering products based on technology competitive with that provided to us by Network Associates. In connection with the launch of our .NET initiative, we entered into a reseller agreement so that we could offer our services to small and medium-sized businesses without violating the terms of the license agreement. The complexity and fluid nature of the marketplace and the rapid technological changes in how services are distributed over the Internet make it likely that the scope of the license agreement with Network Associates will be difficult to interpret in future cases. Our failure or Network Associates' failure to properly interpret the restrictive provisions contained in the license agreement could result in either party pursuing business opportunities that are prohibited under the agreements, and could confuse potential customers and require the attention of our senior management to resolve.

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

      Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products that incorporates a number of the features included in our online products and services. Network Associates also provides hosted online products and services to businesses. Our license agreement with Network Associates generally restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology, which enables us to provide hosted products and services. Although we have entered into a reseller agreement with Network Associates allowing us to offer hosted online products and services to business customers outside of Japan, the agreement is non-exclusive and require that we pay a significant royalty to Network Associates. We compete with Network Associates on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates has significantly greater resources than we do and potential customer confusion could harm our business.

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER US COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

      Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of July 31, 2001, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 93% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

OUR BUSINESS MAY BE HARMED BY THE LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

      Hilgraeve has filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. See "Legal Proceedings" for further information on this matter. In addition to naming Network Associates as a defendant in these litigation matters, these claimants may seek to name us as a defendant in related actions and seek damages from us. Under the terms of an indemnification agreement with Network Associates, it has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. The litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND FURTHER LOSSES ARE LIKELY

      As of June 30, 2001, we had an accumulated deficit of approximately $63.7 million. We may never become profitable, or if we do earn a profit in any period, we may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses may increase significantly during the next several years, as we incur additional expenses related to:

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

OUR REVENUE IS SIGNIFICANTLY DEPENDENT ON OUR ABILITY TO DELIVER PRODUCTS AND TECHNOLOGIES TO OUR PARTNERS IN A TIMELY MANNER, AND FAILURE TO PROVIDE THESE DELIVERABLES IN A TIMELY MANNER MAY SEVERELY IMPACT REVENUE IN ANY PARTICULAR QUARTER.

     Historically, our engineering and marketing teams have provided contract deliverables in connection with sponsorship contracts pursuant to strict timetables. We may need to meet these strict contract timetables in order to recognize revenue attributable to the sponsorship contracts. Failure to meet these timetables could cause revenue to be deferred until the following quarter or subsequent quarters.

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

IF WE ARE UNABLE TO EFFECTIVELY SELL RENEWAL SUBSCRIPTIONS TO OUR SERVICES, OUR BUSINESS WILL BE HARMED

      We derive a substantial portion of our revenue from the sale of annual subscriptions to our various services. In addition to attracting new subscribers, in order to expand our subscriber base we need to achieve a high rate of customers renewing their subscriptions upon expiration. Until recently we did not have the infrastructure in place to automatically renew expiring subscriptions and we had not sought permission from our customers to automatically renew their subscriptions upon expiration. Since we began charging for our services in September 1999, we have only recently begun the process of contacting our subscribers to offer renewals. Our lack of experience in this aspect of our business may reduce our effectiveness in obtaining subscription renewals. Many of our subscribers paid substantially less than our current retail price for their initial subscription and may be unwilling to renew their subscription at a higher price. We have and will be required to expend substantial marketing, customer service and technical resources to promote subscription renewals and we are offering discounted prices to increase the rate of subscription renewals. This effort may result in higher costs and in reduced average subscription revenue per subscriber. If we are unable to renew subscribers at a sufficient rate, we would likely be unable to maintain or increase our subscriber base and our business will be harmed.

ANY FAILURE ON OUR PART TO DEVELOP, MAINTAIN AND ENHANCE STRATEGIC RELATIONSHIPS WILL LIMIT OUR ABILITY TO EXPAND OUR DISTRIBUTION AND GROW OUR BUSINESS

      Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. The agreement expires on June 30, 2001, and we are in the process of negotiating a new agreement with Beyond.com. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase, paying us for these licenses on a monthly basis. In the period ended June 30, 2001, approximately 17% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, such as our recently announced arrangement with SBC to license our McAfee Clinic product to SBC's DSL customers, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

OUR EFFORTS TO MARKET OUR SERVICES TO BUSINESSES MAY FAIL

      To date, we have focused on selling our products and services to individual consumers. We recently expanded the scope of our marketing, sales and distribution to include small and medium-sized businesses through product offerings such as our .NET initiative. We lack experience in selling to and supporting business customers, and will likely face serious competition, including Network Associates, in this market segment. Accordingly, businesses may be reluctant to adopt our products and services. We are likely to incur substantial incremental costs associated with marketing and supporting a business focused service. This may reduce the resources available for our consumer services business, and negatively impact our revenues and operating results.

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

      In connection with the establishment of McAfee.com, employees who were to transfer from NAI were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for our shares and keep their vested Network Associates options. This resulted in the Company issuing options to purchase 1,224,700 shares. In addition the Company's employees retained options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those which were repriced by Network Associates as of April 22, 1999. Under the guidance in FIN 44, the new options issued to our employees are considered to be replacement options and, therefore, are also subject to variable accounting, in the same manner as the Network Associates options they replaced. In addition the we must account for the Network Associates options retained by our employees using the variable accounting model.

      We have incurred and will continue to incur variable accounting charges related to NAI's repriced options and our replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our and Network Associates common stock at July 1, 2000, which was $26.063 and $20.375, respectively. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods. For the three months ended June 30, 2001, the Company recorded no stock-based compensation expense.

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

      During the three months ended June 30, 2001, approximately 17% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

WE MAY BE INVOLVED IN LEGAL PROCEEDINGS AND LITIGATION ARISING IN THE ORDINARY COURSE OF BUSINESS

      Our principal asset is our intellectual property, and we compete in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. In the past, we have been, and in the future we may be, subject to litigation related to our intellectual property. There can be no assurance that material adverse consequences will not arise out of any litigation to which we may become party

      The litigation process is subject to inherent uncertainties and no assurance can be given that we will prevail in any such matters, or will be able to obtain licenses, on commercially reasonable terms, or at all, under any patents or other intellectual property rights that may be held valid or infringed by us or our products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

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

      Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of July 31, 2001, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

      The trading prices of many Internet stocks, including ours, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $2.63, and the closing price on July 31, 2001 was $16.15. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

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

IF SOFTNESS IN THE MARKET CONTINUES OR THE MARKET FOR WEB ADVERTISING DEVELOPS MORE SLOWLY THAN EXPECTED OUR BUSINESS MAY BE ADVERSELY AFFECTED

      Our ability to generate advertising revenues from selling banner advertisements, contextual advertisements and sponsorships on our web site will depend on, among other factors, the continued development of the Internet as an advertising medium, the amount of traffic to our web site and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Recently, there has been a softness in the market for online advertising. Most potential advertisers and their advertising agencies continue to have only limited experience with the Internet as an advertising medium and continue to limit only a relatively small portion of their advertising expenditures to Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to web pages, could also adversely affect the growth of the Internet as an advertising medium. Furthermore, advertisers have traditionally relied upon advertising media other than the Internet, such as newsprint and magazines, and have invested substantial resources in these other advertising methods. Therefore, advertisers may be reluctant to adopt a new strategy and advertise on the Internet.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company on May 24, 2001, the following matters were acted on the shareholders of the Company:

      1. The election of Srivats Sampath as a Class II director for a three year term:

         Shares in Favor       40,797,769
         Shares Withheld          353,016

      2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001:

         Shares in Favor       41,123,854
         Shares Against            22,672
         Shares Abstained           4,259

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b) The Company filed no reports on Form 8-K during the three months ended June 30, 2001.

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

Date: August 14, 2001

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

     10.20       Registration Rights Agreement dated as of June 14, 2000, between
                 McAfee.com and certain of the former stockholders of Tufan Technology
                 Corp.(5)

     10.21       Reseller Agreements between the Registrant and Networks Associates, Inc., dated March 30, 2001


    EXHIBIT                                                                                      PAGE
      NO.                                       EXHIBIT TITLE                                     NO.
    -------                                     -------------                                    ----
     21.1        List of Subsidiaries

----------

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

(2) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 29, 2000.

(3) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 8, 2000.

(4) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on August 11, 2000.

(5) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on November 13, 2000.

(6) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 23, 2001.

(7) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 15, 2001.