Form 10-Q
period 2001-09-30
MCAFEE COM CORP
filed 2001-11-13
CIK 1095388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

    As of October 31, 2001, the number of outstanding shares of the registrant's Class A common stock, $.001 par value, was 11,167,491. The number of outstanding shares of registrant's Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

                        THIS DOCUMENT CONTAINS 36 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 35.

                             MCAFEE.COM CORPORATION

                          FORM 10-Q, SEPTEMBER 30, 2001

                                    CONTENTS

 ITEM
NUMBER                                                                                                     PAGE
------                                                                                                     ----
                          PART I: FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
               Condensed Consolidated Balance Sheets:
                 September  30, 2001 and December 31, 2000................................................    3
               Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
                 Three months and nine  months ended September  30, 2001 and 2000.........................    4
               Condensed Consolidated Statements of Cash Flows:
                 Nine  months ended September  30, 2001 and 2000..........................................    5
               Notes to Condensed Consolidated Financial Statements.......................................    6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......   12
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................   17

                         PART II: OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS..........................................................................   33
ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................   33
ITEM 3.        DEFAULT UPON SENIOR SECURITIES.............................................................   33
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   33
ITEM 5.        OTHER INFORMATION..........................................................................   33
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...........................................................   33
SIGNATURES................................................................................................   34
EXHIBIT INDEX.............................................................................................   35

                             MCAFEE.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                                  SEPTEMBER, 30     DECEMBER 31,
                                                                                                      2001              2000
                                                                                                      ----              ----
Current assets:
  Cash and cash equivalents ...............................................................        $  50,689         $  25,527
  Short-term marketable securities ........................................................           36,459            20,053
  Accounts receivable, net ................................................................            2,591             2,294
  Prepaid expenses and other current assets ...............................................              912             1,481
                                                                                                   ---------         ---------
          Total current assets ............................................................           90,651            49,355
Long-term marketable securities ...........................................................            1,859            25,839
Property and equipment, net ...............................................................            6,649             8,042
Goodwill and other intangible assets, net .................................................            8,533            12,757
Other assets ..............................................................................              143             2,139
                                                                                                   ---------         ---------
          Total assets ....................................................................        $ 107,835         $  98,132
                                                                                                   =========         =========
                                   LIABILITIES
Current liabilities:
  Accounts payable ........................................................................        $     803         $   1,437
  Accrued liabilities .....................................................................            8,690             8,270
  Deferred revenue ........................................................................           30,169            25,608
  Payable to Network Associates ...........................................................            9,682             8,256
                                                                                                   ---------         ---------
          Total current liabilities .......................................................           49,344            43,571
                                                                                                   ---------         ---------
Long-term liabilities:
  Deferred revenue ........................................................................            1,746             1,071
  Other long-term liabilities .............................................................              111                 9
                                                                                                   ---------         ---------
          Total liabilities ...............................................................           51,201            44,651
                                                                                                  ---------         ---------
Contingencies (Note 8)

                              STOCKHOLDERS' EQUITY

Common stock, Class A; $.001 par value:
  Authorized: 100,000,000 shares;
     Issued and outstanding: 9,636,237 shares at September 30, 2001 and 8,617,768 shares at
December 31, 2000 .........................................................................               10                 9
Common stock, Class B; $.001 par value:
  Authorized 65,000,000; 36,000,000 shares issued and outstanding at September 30, 2001 and
     December 31, 2000 ....................................................................               36                36
Additional paid-in capital ................................................................          119,084           114,149
Accumulated other comprehensive income (loss) .............................................              (52)              (27)
Accumulated deficit .......................................................................          (62,444)          (60,686)
                                                                                                   ---------         ---------
          Total stockholders' equity ......................................................           56,634            53,481
                                                                                                   ---------         ---------
          Total liabilities and stockholders' equity ......................................        $ 107,835         $  98,132
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

                             MCAFEE.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME/(LOSS)
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE                          FOR THE
                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -------------                     -------------
                                                            2001             2000             2001             2000
                                                            ----             ----             ----             ----
Net Revenue:
Product and subscription .........................        $ 14,710         $  7,530         $ 36,467         $ 22,862
Advertisement and sponsorship ....................           1,460            5,031            6,928           11,864
                                                          --------         --------         --------         --------
          Total net revenue ......................          16,170           12,561           43,395           34,726
                                                          --------         --------         --------         --------
Cost of net revenue:
  Product and subscription .......................           3,514            2,014            9,095            6,881
  Advertisement and sponsorship ..................             232              789            1,156            2,019
                                                          --------         --------         --------         --------
          Total cost of net revenue ..............           3,746            2,803           10,251            8,900
                                                          --------         --------         --------         --------
Gross profit .....................................          12,424            9,758           33,144           25,826
                                                          --------         --------         --------         --------
Operating expenses:
  Research and development (1) ...................           3,575            3,984           11,274           10,268
  Marketing and sales (2) ........................           4,437            8,758           13,942           27,994
  General and administrative (3) .................           1,685            2,473            5,726            6,571
  Amortization of intangibles ....................           1,416            1,824            4,248            4,098
                                                          --------         --------         --------         --------
          Total operating expenses ...............          11,113           17,039           35,190           48,931
                                                          --------         --------         --------         --------
          Loss from operations ...................           1,311           (7,281)          (2,046)         (23,105)
Interest and other income, net ...................           1,276            1,220            3,272            3,755
Write down of strategic investments ..............          (1,000)              --           (2,000)              --
                                                          --------         --------         --------         --------
Income (loss) before provision for income taxes ..           1,587           (6,061)            (774)         (19,350)
Provision for income taxes .......................             369              130              984              222
                                                          --------         --------         --------         --------
          Net income (loss) ......................        $  1,218         $ (6,191)        $ (1,758)        $(19,572)
                                                          ========         --------         --------         ========
Other comprehensive income (loss), net of tax:
          Foreign currency translation gain/(loss)             (48)            (161)              (1)            (599)
          Unrealized gains (losses) on securities             (176)             155              (24)              54
                                                          --------         --------         --------         --------
Comprehensive income (loss) ......................        $    994         $ (6,197)        $ (1,783)        $(20,117)
                                                          ========         ========         ========         ========
Net income (loss) per share -- basic .............        $   0.03         $  (0.14)        $  (0.04)        $  (0.45)
                                                          ========         ========         ========         ========
Net income (loss) per share -- diluted ...........        $   0.03         $  (0.14)        $  (0.04)        $  (0.45)
                                                          ========         ========         ========         ========
Shares used in per share calculation  -- basic ...          45,516           44,413           45,046           43,882
                                                          ========         ========         ========         ========
Shares used in per share calculation  -- diluted .          47,376           44,413           45,046           43,882
                                                          ========         ========         ========         ========

----------
(1) Includes stock compensation charge of none, and $164 for the three months and nine months ended September 30, 2001 and 2000, respectively.

(2) Includes stock compensation charge of none, and $260 for the three months and nine months ended September 30, 2001 and 2000, respectively.

(3) Includes stock compensation charge of $116, and $141 for the three months and nine months ended September 30, 2001 and 2000, respectively.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                               NINE MONTHS ENDED
                                                                                                                  SEPTEMBER 30,
                                                                                                                  -------------
                                                                                                              2001            2000
                                                                                                              ----            ----
Cash flows from operating activities:
  Net income (loss) ................................................................................       $ (1,758)       $(19,572)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization .................................................................          5,916           5,755
     Stock-based compensation ......................................................................            116             565
     Deferred taxes ................................................................................             --          (5,374)
     Allowance for doubtful accounts ...............................................................           (796)            307
     Write down of strategic investments ...........................................................          2,000              --
     Changes in assets and liabilities:
       Accounts receivable .........................................................................            499          (1,049)
       Prepaid expenses and other  assets ..........................................................            565            (518)
       Accounts payable and accrued liabilities ....................................................           (112)          2,209
       Deferred revenue ............................................................................          5,236           2,291
                                                                                                           --------        --------
          Net cash provided by (used in) operating activities ......................................         11,666         (15,386)
                                                                                                           --------        --------
Cash flows from investing activities:
  Purchases of available-for-sale marketable securities ............................................        (61,880)        (47,368)
  Sale of available-for-sale marketable securities .................................................         69,454          23,601
  Purchase of property and equipment ...............................................................           (298)         (6,004)
  Purchase of other investments ....................................................................             --          (1,000)
  Net cash used in acquisitions, net of cash acquired ..............................................             --          (1,959)
                                                                                                           --------        --------
          Net cash provided by (used in) investing activities ......................................          7,276         (32,730)
                                                                                                           --------        --------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option and stock purchase plans ...............          4,819           5,025
  Change in amount due to Network Associates .......................................................          1,426           4,502
  Other ............................................................................................             --            (142)
                                                                                                           --------        --------
          Net cash provided by  financing activities ...............................................          6,245           9,385
                                                                                                           --------        --------

Effect of exchange rate changes on cash, cash equivalents and marketable securities:
  Effect of exchange rate changes on cash, cash equivalents and marketable securities ..............            (25)           (545)
Net increase (decrease) in cash and cash equivalents ...............................................         25,162         (39,276)
Cash and cash equivalents at beginning of year .....................................................         25,527          67,321
                                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................................       $ 50,689        $ 28,045
                                                                                                           ========        ========
Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
                                                                                                           --------        --------
Issuance of common stock exchanged in purchase business combination ................................             --          19,600
                                                                                                           --------        --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MCAFEE.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF COMPANY

    McAfee.com Corporation is a majority owned subsidiary of Network Associates, Inc. ("NAI" or "Network Associates") and a publicly traded corporation. The company was incorporated in December 1998 and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of NAI. This business is referred to herein as "McAfee." McAfee.com and McAfee are collectively referred to as the "Company".

    The Company is an Internet destination site that provides security services for personal computers (PCs) over the Internet. The Company's electronic commerce activities include, software licensing, sponsorship, co-hosting, and advertising. The Company's objective is to become the leading and most trusted online destination where consumers secure, repair, update, upgrade and manage their PCs and other Internet access devices. Effective as of March 31, 2001, the Company entered into two Reseller Agreements with NAI - one with the Company as the reseller ("Company Reseller Agreement") and one with NAI as the reseller ("NAI Reseller Agreement"). Under Company Reseller Agreement, the Company is permitted, among other things, to resell NAI products to business customers worldwide, except in Japan. Under the NAI Reseller Agreement, NAI is permitted, among other things, to resell the Company products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries.

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

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments - Deferral of the Effective date of SFAS Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. Upon application of the consensuses, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. The Company is currently assessing the impact of the adoption of these issues on its financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of the adoption of SFAS No. 142 on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

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

    Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with NAI under which NAI provides the Company certain administrative services. Under this agreement, amended as of January 1, 2001, NAI provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. The initial monthly fee that the Company is required to pay for these services under the agreement is a portion of the costs to NAI plus a 10% mark-up. The Company's share of such costs is calculated based on headcount. Under this agreement NAI charged the Company $400,000 and $1.1 million in the three months ended September 30, 2001 and 2000, respectively. NAI charged the Company $1.2 million and $4.1 million in the nine months ended September 30, 2001 and 2000, respectively.

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

    Cross License Agreement. The Company entered into a technology cross license agreement with NAI through one of NAI's wholly owned subsidiaries. Under this agreement, NAI has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the

Internet. Eligible end users include only single-node and individual consumers. In consideration for the license and rights granted under this license, the Company is required to pay NAI a royalty on revenues from related product and subscription sales, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter. The rate for three months ended September 30, 2001 is 7%. Also under this agreement, the Company has granted NAI a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, NAI is required to pay the Company a royalty of $250,000 per quarter.

    During the three months ended September 30, 2001 and 2000, the Company was charged $687,000 and $719,000 for royalties, respectively. During the nine months ended September 30, 2001 and 2000, the Company was charged $1.6 million and $2.5 million for royalties, respectively.

    Tax Sharing Agreement. The Company and NAI have entered into a tax-sharing agreement under which the Company calculates income taxes on a separate return basis. The Company will be included in NAI's consolidated group for federal income tax purposes for so long as NAI beneficially owns at least 80% of the total voting power. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between the Company and NAI, during the period in which the Company is included in NAI's consolidated group, the Company could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of NAI's consolidated group.

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

    Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. ("NAC") at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of NAI. Under the terms of the agreement, NAC will be the exclusive distributor of certain of the Company's products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. The Company will receive a license fee of fifty percent (50%) net sales revenue received by NAC from its distribution in this channel. The Company, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended September 30, 2001 and 2000, the Company recognized product revenue relating to license revenue from NAC of $437,000 and $274,000, respectively. During the nine months ended September 30, 2001 and 2000, the Company recognized product revenue of $1.4 million and $471,000, respectively.

    Lease Agreement. In February 2000, the Company entered into a lease agreement to rent a facility of approximately 55,000 square feet commencing on May 1, 2000. This lease is set to expire in 2006. The lease agreement required a letter of credit for approximately $305,000. This letter of credit has been guaranteed by NAI.

     Reseller Agreement. Effective as of March 31, 2001, the Company entered into two Reseller Agreements with NAI - one with the Company as the reseller ("Company Reseller Agreement") and one with NAI as the reseller ("NAI Reseller Agreement"). Under Company Reseller Agreement, the Company is permitted, among other things, to resell NAI products to business customers worldwide, except in Japan. Under the NAI Reseller Agreement, NAI is permitted, among other things, to resell the Company products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. Under the Company Reseller Agreement, the Company must pay NAI fifty percent of NAI's current list price for products and services as license fees, to be paid to NAI on a monthly basis. For the three months and nine months ended September 30, 2001, the Company has paid NAI $601,000 and $655,000 in license fees under the Company Reseller Agreement, respectively. The Company recognizes revenue net of a reseller payment of fifty percent of NAI's current list price for products and services as license fees to NAI. The Company generated net revenue of $670,000 and $848,000 for the three and nine months ended September 30, 2001 from the sale of Network Associates products under the Company Reseller Agreement signed on March 31, 2001. Under the NAI Reseller Agreement, NAI must pay the Company fifty percent of the net revenue NAI receives, to be paid to the Company on a monthly basis. To date, the Company has not received any payment from NAI or recognized any revenue under the NAI Reseller Agreement.

4. STOCK-BASED COMPENSATION

Repricing of Stock Options

    As of September 30, 2001 the Company had options outstanding to its employees to purchase 300,842 shares of its common stock and 50,273 shares of NAI stock, which are subject to variable accounting. During the three months and nine months ended September 30, 2001, the Company recorded no stock based compensation expenses in respect to these options. The ultimate amount of compensation to be recorded in respect of these options is dependent upon movements in the stock price of the Company and NAI, respectively. As a result, the Company's results of operations may fluctuate in the future based on these movements. In addition, the actual charge recorded could be materially different to that calculated as of September 30, 2001.

    During the three months ended September 30, 2001, the Company recorded a one time stock based compensation charge of $116,000 for issuing stock to a non-employee. The stock was issued to an NAI employee for past services performed.

5. SEGMENT AND MAJOR CUSTOMER INFORMATION

    The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

    Revenue information on a product basis is as follows (in thousands):

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -------------                 -------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
          Product .....................        $ 6,827        $ 3,142        $14,639        $13,703
          Subscription ................          7,883          4,388         21,828          9,159
          Advertisement and Sponsorship          1,460          5,031          6,928         11,864
                                               -------        -------        -------        -------
          Total .......................        $16,170        $12,561        $43,395        $34,726
                                               =======        =======        =======        =======

    We market our products and related services to customers in the North America, Europe and Asia Pacific. The Company derives a significant majority of its revenues from operations in North America. Also, a significant majority of our long-lived assets are in North America.

    At September 30, 2001, there was one customer with an accounts receivable balance of 22%, which balance was paid subsequent to September 30, 2001. No other customer had an accounts receivable balance that exceeded 10% at September 30, 2001. For the three months ended September 30, 2001, two customers accounted for 18% and 12% of our total revenue, respectively. For the nine months ended September 30, 2001, one customer accounted for 18% of our total revenue.

6. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

    The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -------------                    -------------
                                                                 2001            2000             2001            2000
                                                                 ----            ----             ----            ----
          Net income (loss) ...........................        $ 1,218        $ (6,191)        $ (1,758)        $(19,572)
               Weighted-average common shares used to
          compute basic net income (loss) per share ...         45,516          44,413           45,046           43,882
          Effect of dilutive securities:
               Common stock equivalents ...............          1,860              --               --               --
                                                               -------        --------         --------         --------
               Weighted-average common shares used to
          compute diluted net income (loss) per share .         47,376          44,413           45,046           43,882
               Net income (loss) per share- basic .....           0.03           (0.14)           (0.04)           (0.45)
                                                               -------        --------         --------         --------
               Net income (loss) per share- diluted ...           0.03           (0.14)           (0.04)           (0.45)
                                                               -------        --------         --------         --------

7. SUBSEQUENT EVENTS

     In October 2001, the Company entered into an acquisition agreement by which the Company acquired a company through a statutory merger in exchange for approximately $1.0 million in cash and the issuance of 285,714 shares of its Class A common stock.

     In November 2001, the Company paid down an intercompany balance of approximately $9.7 million to NAI. In future periods, the Company plans to pay down the intercompany balance with NAI on a quarterly basis.

8. LITIGATION

     Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com ("Simple") filed a complaint against the Company alleging that the Company misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The parties entered into a Settlement Agreement and the action was dismissed, with prejudice, on August 7, 2001.

     Cole v. McAfee.com et al. On August 10, 2001, a putative securities class action, captioned Cole v. McAfee.com. et al., Civil Action No. 01-CV-7450, was filed against the Company, certain company officers and directors (the "individual defendants"), and three underwriters in the Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the individual defendants, a violation of Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against McAfee.com and the individual defendants, and violations of Section 12(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rules 10b-3 and 10b-5 promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between December 1, 1999 and December 6, 2000.

     Perelman v. McAfee.com et al. On August 22, 2001, a similar complaint, captioned Perelman v. McAfee.com et al., Civil Action No. 01-CV-7838, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. That complaint is substantially identical to the Cole complaint. On September 5, 2001, the Court ordered these and other actions consolidated into one action, captioned Bragin
v. Morgan Stanley, et al., Civil Action No. 01-CV-7034.

     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The lawsuit, and all other "IPO allocation" securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

     Network Associates was a party to the litigation described below which involved the anti-virus software technology it licenses to the Company. Under the terms of our inter-company license agreement and indemnification and voting agreement, Network Associates has agreed to indemnify us with respect to the issues identified in such litigation. See "Note 3 -- Related Party Transactions."

     Hilgraeve v. Network Associates and Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. The parties settled both actions by entering into a confidential Settlement Agreement and a confidential License Agreement, both of which were effective as of September 19, 2001.

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

    This Report on Form 10-Q contains forward-looking statements, including but not limited to statements regarding revenue, cost and earnings levels in future periods, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Risk Factors" and elsewhere in this Report on Form 10-Q.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

                                                                   THREE MONTHS                NINE MONTHS
                                                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                -------------------        -------------------
                                                                2001          2000          2001          2000
                                                                ----          ----          ----          ----
          Net revenue
          Product and subscription ......................        91.0          59.9          84.0          65.8
          Advertisement and sponsorship .................         9.0          40.1          16.0          34.2
                                                               ------        ------        ------        ------
          Total net revenue .............................       100.0%        100.0%        100.0%        100.0%
                                                               ------        ------        ------        ------
          Cost of net revenue:
            Product and subscription ....................        21.7          16.0          21.0          19.8
            Advertisement and sponsorship ...............         1.5           6.3           2.6           5.8
                                                               ------        ------        ------        ------
                    Total cost of net revenue ...........        23.2          22.3          23.6          25.6
                                                               ------        ------        ------        ------
          Gross profit ..................................        76.8          77.7          76.4          74.4
          Operating expenses:
            Research and development ....................        22.1          31.7          26.0          29.6
            Marketing and sales .........................        27.4          69.8          32.1          80.6
            General and administrative ..................        10.4          19.7          13.2          18.9
            Amortization of intangibles .................         8.8          14.5           9.8          11.8
                                                               ------        ------        ------        ------
                    Total operating expenses ............        68.7         135.7          81.1         140.9
                                                               ------        ------        ------        ------
          Income (loss) from operations .................         8.1         (58.0)         (4.7)        (66.5)
          Interest and other income, net ................         7.9           9.7           7.5          10.8
          Write down of strategic investments ...........        (6.2)           --          (4.6)           --
                                                               ------        ------        ------        ------
          Income/(Loss) before provision for income taxes         9.8         (48.3)         (1.8)        (55.7)
                                                               ------        ------        ------        ------
          Provision for income taxes ....................         2.3           1.0           2.3          (0.7)
                                                               ------        ------        ------        ------
          Net Income (loss) .............................         7.5%        (49.3)%        (4.1)%       (56.4)%
                                                               ======        ======        ======        ======

    Net Revenue. Net revenue increased 28.6% to $16.2 million in the three months ended September 30, 2001 from $12.6 million in the three months ended September 30, 2000. Net revenue increased 25.1% to $43.4 million in the nine months ended September 30, 2001 from $34.7 million in the nine months ended September 30, 2000. In the three months ended September 30, 2001, we had two customers that accounted for 18 % and 12% of total net revenue, respectively.

    Product and subscription revenue includes revenue from product licenses and subscriptions sold over the internet. Product and subscription revenue increased 96.0% to $14.7 million in the three months ended September 30, 2001 from $7.5 million in the three months ended September 30, 2000. Product and subscription revenue increased 59.4% to $36.5 million in the nine months ended September 30, 2001 from $22.9 million in the nine months ended September 30, 2000.

    Product revenue includes revenue from internet retail stores and license fees from the global affiliate program. Product revenue increased 119.4% to $6.8 million in the three months ended September 30, 2001 from $3.1 million in the three months ended September 30, 2000. Product revenue increased 6.6% to $14.6 million in the nine months ended September 30, 2001 from $13.7 million in the nine months ended September 30, 2000. Our global affiliate program includes entering into strategic relationships with partners for the distribution of our products and services within a designated territory. A territory may be either a country or the customers of the strategic partner. In the three months ended September 30, 2001, we entered into a strategic relationship with a partner for the distribution of the Japanese version of certain products in Japan. The increase of product revenue in the three months ended September 30, 2001 was primarily attributable to $2.0 million in revenue arising from the strategic relationship with our Japanese distributor, which may result in additional license fees in 2002 and 2003. This strategic relationship represents a new and potentially non-recurring opportunity for us and as a result license revenue from this and other similar transactions may not occur in future periods. In addition, we generated net revenue of $670,000 and $848,000 for the three and nine months ended September 30, 2001, respectively, from the sale of NAI's products under the NAI Reseller Agreement. Such revenue from the NAI Reseller Agreement are only recognized net of reseller payment of fifty percent of NAI'S current list price for products and services as license fees to NAI.

    Subscription revenue arises from subscriptions sold over the internet. Subscription revenue increased 79.5% to $7.9 million in the three months ended September 30, 2001 from $4.4 million in the three months ended September 30, 2000. Subscription revenue increased 137.0% to $21.8 million in the nine months ended September 30, 2001 from $9.2 million in the nine months ended September 30, 2000. The increase of subscription revenue from 2000 to 2001 was due to an increase in new customer purchases, renewal purchases from existing customers, and positive results from converting trial subscribers to the Clinic service into paying customers.

    Sales of our anti-virus products accounted for approximately 16% and 19% in the three months ended September 30, 2001 and 2000, respectively. Furthermore, during the three months ended September 30, 2001 and 2000, approximately 18% and 15% respectively of our net revenue was derived form the sale of software licenses through Beyond.com.

    Advertisement and sponsorship revenue includes revenue from sales of advertisements as well as co-branding and sponsorship activities hosted on our web site. Advertisement and sponsorship revenue decreased 70.0% to $1.5 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000. Advertisement and sponsorship revenue decreased 42.0% to $6.9 million for the nine months ended September 30, 2001 from $11.9 million for the nine months ended September 30, 2000. The decrease in advertisement and sponsorship revenue from 2000 to 2001 resulted from a decline in our ability to sell and implement sponsorship arrangements. This decline for both the three months and the nine months ended September 30, 2001 in sales was mainly due to the continued economic difficulty faced by the internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods as slow down in online advertisement and sponsorship activities continues.

    Cost of Net Revenue. Cost of net revenue increased 32.1% to $3.7 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. Cost of net revenue increased 15.7% to $10.3 million for the nine months ended September 30, 2001 from $8.9 million for the nine months ended September 30, 2000.

    Cost of net product and subscription revenue increased 75.0% to $3.5 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. Cost of net product and subscription revenue increased 31.9% to $9.1 million for the nine months ended September 30, 2001 from $6.9 million for the nine months ended September 30, 2000. This increase in our cost of net product and subscription revenue in the three months and nine months ended September 30, 2001 from the same period ended September 30, 2000 was due to an increase in volume of sales.

    Cost of net advertisement and sponsorship revenue decreased 70.6% to $232,000 for the three months ended September 30, 2001 from $789,000 for the three months ended September 30, 2000. Cost of net advertisement and sponsorship revenue decreased 40.0% to $1.2 million for the nine months ended September 30, 2001 from $2.0 million for the nine months ended September 30, 2000. This decrease in our cost of net advertisement and sponsorship revenue in the three months and nine ended September 30, 2001 from the same period in 2000 was mainly due to the decrease in online advertising and sponsorship activities combined with the decrease in technology cost. The technology cost is the main cost of advertisement and sponsorship revenue. The technology cost consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site.

    Research and Development. Research and development expenses, excluding stock based compensation, decreased 5.3% to $3.6 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000. The decrease in research and development expenses in three months ended September 30, 2001 from the same period in 2000 is due to a slight decrease in head count. Research and development expenses, excluding stock based compensation, increased 11.9% to $11.3 million for the nine months ended September 30, 2001 from $10.1 million for the nine months ended September 30, 2000. These increases were primarily due to a significant investment in research and development headcount and infrastructure in 2000 and the first half of 2001 as we expanded and enhanced our product and service offerings. Research and development expenses, excluding stock based compensation, were 22.1% and 30.4% of total revenue for the three months ended September 30, 2001 and 2000, respectively, and were 26.0% and 29.1% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively. The decrease in research and development expenses as a percent of revenue was due mainly to revenue growth. We believe that continued investment in research and development is critical to achieving our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable for the remainder of fiscal 2001.

    Marketing and Sales. Marketing and sales expenses, excluding stock based compensation, decreased 48.2% to $4.4 million for the three months ended September 30, 2001 from $8.5 million for the three months ended September 30, 2000. Marketing and sales expenses, excluding stock based compensation, decreased 49.8% to $13.9 million for the nine months ended September 30, 2001 from $27.7 million for the nine months ended September 30, 2000. The decrease in marketing and sales expenses for the three months and nine months ended September 30, 2001 compared to the same periods in 2000 was primarily due to a decrease in the number of sales and marketing personnel and a decrease in the amount spent on marketing campaigns. Marketing and sales expenses, excluding stock based compensation, were 27.4% and 67.7% of total revenue for three months ended September 30, 2001 and 2000, respectively and were 32.1% and 79.9% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively.

    General and Administrative. General and administrative expenses, excluding stock based compensation, decreased 30.4% to $1.6 million in the three months ended September 30, 2001 from $2.3 million in the three months ended September 30, 2000. General and administrative expenses, excluding stock based compensation, decreased 12.5% to $5.6 million in the nine months ended September 30, 2001 from $6.4 million in the nine months ended September 30, 2000. The decrease in general and administrative expenses for the three months and nine months ended September 30, 2001 compared to the same periods in 2000 was primarily due to a decrease in the cost of services provided by NAI and the partial release of a legal accrual. General and administrative expenses, excluding stock based compensation, were 9.7% and 18.6% of total revenue for three months ended September 30, 2001 and 2000, respectively and were 12.9% and 18.5% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively.

    Amortization of Intangibles. Amortization of intangibles decreased 22.2% to $1.4 million in the three months ended September 30, 2001 from $1.8 million in the three months ended September 30, 2000. Amortization of intangibles increased 2.4% to $4.2 million in the nine months ended September 30, 2001 from $4.1 million in the nine months ended September 30, 2000. Amortization of intangibles were 8.8% and 14.5% of total revenue for three months ended September 30, 2001 and 2000, respectively and were 9.8% and 11.8% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively.

    Stock Based Compensation. Stock based compensation decreased 79.5% to $116,000 in the three and nine months ended September 30, 2001 from $565,000 in the three and nine months ended September 30, 2000. Stock based compensation was 0.7% and 4.5% of total revenue for three months ended September 30, 2001 and 2000, respectively and was 0.3% and 1.6% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively. During the three months ended September 30, 2001, we recorded a one time stock based compensation charge of $116,000 for issuing stock to a non-employee. The stock was issued to a NAI employee for past services performed.

    Interest and Other Income. Interest and other income increased 8.3% to $1.3 million in the three months ended September 30, 2001 from $1.2 million in the three months ended September 30, 2000. Interest and other income decreased 13.2% to $3.3 million in the nine months ended September 30, 2001 from $3.8 million in the nine months ended September 30, 2000. Interest and other income consist of interest income, interest expense and miscellaneous non-operating income and expense items. The increase in interest and other income from the three months ended September 30, 2001 to the three months ended September 30, 2000 was due to in our realizing accumulated gains in its investment portfolio. The decrease in interest and other income from the nine months ended September 30, 2001 to the nine months ended September 30, 2000 was due to lower interest rates generating lower interest income. Interest and other income, were 7.9% and 9.7% of total revenue for three months ended September 30, 2001 and 2000, respectively and were 7.5% and 10.8% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively.

    Write down of Strategic Investments. We recorded write-downs of strategic investments of $1.0 million and $2.0 million for the three months and nine months ended September 30, 2001, respectively. There were no write downs of strategic investments for the same periods ended in 2000. These investment write-downs are all related to an other than temporary decline in value of our minority investments in certain private companies. The following factors were taken into consideration in the analysis to determine that the investments have been impaired: 1) a significant adverse change in business climate affecting the investment value, 2) the projection and/or forecast demonstrates continuing losses associated with investment, and 3) the carrying value of the investment will not be recoverable.

    Provision for Income Taxes. Provision for income taxes was $369,000 and $130,000 for the three months ended September 30, 2001 and 2000, respectively. Provision for income taxes was $984,000 and $222,000 for the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had $50.7 million in cash and cash equivalents and $38.3 million in marketable securities for a combined total of $89.0 million. Of this amount, $9.7 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates. In November 2001, we paid down an intercompany balance of $9.7 million to NAI. In future periods, we plan to pay down the intercompany balance with NAI on a quarterly basis.

    Net cash provided by operations for the nine months ended September 30, 2001 was $11.7 million compared to net cash used in operations of $15.4 million for the comparable period in 2000. Cash provided by operating activities for the nine months ended September 30, 2001 resulted primarily from net income for the period, collections of accounts receivable and increases in cash collections from the subscription sales.

    Net cash provided by investing activities for the nine months ended September 30, 2001 was $7.3 million compared to cash used by investing activities of $33.3 million for the same period in 2000. The cash generated for the nine months ended September 30, 2001 was primarily from sales of available for sale marketable securities mostly offset by purchase of additional available for sale securities and an increase in investment in fixed assets. The cash used for the nine months ended September 30, 2000 resulted from purchases and other changes in marketable securities and other investments, capital expenditures related to office facility as well as the purchases of Signal 9 Solutions and certain other technology.

    Net cash provided by financing activities was $6.2 million in the nine months ended September 30, 2001 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans and increases in the amount owed to Network Associates. Net cash provided by financing activities was $9.4 million in the nine months ended September 30, 2000 resulting primarily from proceeds from issuance of common stock under our stock option and stock purchase plans, as well as an increase in the amount payable to NAI as a result of the deferred taxes and payments due as part of the Company Reseller Agreement with NAI.

    We believe our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments - Deferral of the Effective date of SFAS Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. We have adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. Upon application of the consensuses, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. We are currently assessing the impact of the adoption of these issues on our financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of the adoption of SFAS No. 142 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

    There have been no material changes in our market risk during the three months ended September 30, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2000.

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

WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AVAILABLE TO US BECAUSE OF OUR RELATIONSHIP WITH NETWORK ASSOCIATES

    We do not currently have a clear policy in place with Network Associates to delineate business opportunities between us and Network Associates, except that the license agreement restricts each party from selling licensed products in specified markets and prevents us from offering products based on technology competitive with that provided to us by Network Associates. In connection with the launch of our .NET initiative, in March, 2001, we entered into a reseller agreement so that we could offer our services to small and medium-sized businesses without violating the terms of the license agreement. The complexity and fluid nature of the marketplace and the rapid technological changes in how services are distributed over the Internet make it likely that the scope of the license agreement with Network Associates will be difficult to interpret in future cases. Our failure or Network Associates' failure to properly interpret the restrictive provisions contained in the license agreement could result in either party pursuing business opportunities that are prohibited under the agreements, and could confuse potential customers and require the attention of our senior management to resolve.

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

    Network Associates will continue to offer competing products through traditional non-online distribution channels, such as retail stores. These products include "shrink wrapped," boxed versions of McAfee VirusScan and McAfee Office, a suite of products that incorporates a number of the features included in our online products and services. Network Associates also provides hosted online products and services to businesses. Our license agreement with Network Associates generally restricts our use of the licensed technology to providing single-user consumer licenses and grants Network Associates a license to the proprietary technology, which enables us to provide hosted products and services. Although we have entered into a reseller agreement with Network Associates allowing us to offer hosted online products and services to business customers outside of Japan, the agreement is non-exclusive and requires that we pay a significant royalty to Network Associates. We compete with Network Associates on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates has significantly greater resources than we do and potential customer confusion could harm our business.

NETWORK ASSOCIATES' ABILITY TO EXERT CONTROL OVER US COULD RESULT IN ACTIONS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS, PARTICULARLY WITH RESPECT TO A CHANGE OF CONTROL

    Network Associates' substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. In the event that Network Associates transfers Class B common stock to a third party, the transferred Class B common stock automatically converts to Class A common stock upon transfer. As of October 31, 2001, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 91% of the overall voting power of our outstanding stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding stock. This voting power will enable Network Associates to:

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

George Samenuk is Network Associates' chief executive officer, and Stephen C. Richards is Network Associates' chief financial officer. Our business could be adversely affected if these directors act in favor of Network Associates' interests over ours while on our board of directors.

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

OUR BUSINESS MAY BE HARMED BY ANY LITIGATION TO WHICH NETWORK ASSOCIATES IS A PARTY WITH RESPECT TO ANTI-VIRUS TECHNOLOGY IT LICENSES TO US

    Hilgraeve has filed suit against Network Associates with respect to the anti-virus technology that we license from Network Associates. The parties have recently settled this litigation(see "Note 8 -- Litigation" for further information on this matter). In the event that we had been named as a defendant in the Hilgraeve litigation, we would have exercised our right to indemnification set forth in an indemnification agreement with Network Associates, wherein Network Associates has agreed to indemnify and defend us and hold us harmless from any losses as a result of these or other intellectual property claims known prior to December 2, 1999. In general, the litigation process is subject to inherent uncertainties and we and/or Network Associates may not prevail in these matters, or we and/or Network Associates may be unable to obtain licenses with respect to any patents or other intellectual property rights of third parties that may be held valid or infringed upon by us through our use of intellectual property licensed to us by Network Associates. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to Network Associates or McAfee.com. In addition, any involvement in legal actions regarding our intellectual property rights could be expensive and could distract our management from our day-to-day operations.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE ON A QUARTERLY BASIS

    As of September 30, 2001, we had an accumulated deficit of approximately $62.4 million. We have only recently become profitable, reporting a profitable quarter for the three months ended September 30, 2001. We have not yet achieved profitability on an annual basis. We may be unable to sustain or increase our profitability on a quarterly or annual basis. It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web site and our online PC security and management products and services. As a result, we expect that our operating expenses may increase significantly during the next several years, as we incur additional expenses related to:

     - development, marketing and promotion of products and services;, including our .NET initiative targeting at small to medium sized business;

     -    development of our web site and related infrastructure; and

     -    development and maintenance of strategic relationships.

    With the addition of these operating expenses, we will need to generate significant additional revenues to achieve profitability on an annual basis and sustain it thereafter.

OUR REVENUE IS SIGNIFICANTLY DEPENDENT ON OUR ABILITY TO DELIVER PRODUCTS AND TECHNOLOGIES TO OUR PARTNERS IN A TIMELY MANNER. FAILURE TO PROVIDE THESE DELIVERABLES IN A TIMELY MANNER MAY SEVERELY IMPACT REVENUE IN ANY PARTICULAR QUARTER.

         Historically, our engineering and marketing teams have had to provide contract deliverables in connection with sponsorship contracts pursuant to strict timetables in order for us to achieve revenue objectives. Although, we have transitioned our efforts to selling products and services, from time to time, we still must meet strict contract timetables in order to recognize revenue. Failure to meet such timetables could cause revenue to be deferred until the following quarter.

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

OUR APPLICATIONS SERVICE PROVIDER BUSINESS MODEL IS RELATIVELY UNPROVEN, AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR HOSTED APPLICATIONS

    Historically, substantially all of our revenue has come from software sales through our web site and other online resellers, such as Beyond.com. Our current strategy is to expand upon this base and broaden our role as an applications service provider, or ASP, providing consumers with online access to PC security and management software applications hosted on our servers. Under this ASP model, consumers "rent versus buy" our software, which means PC users purchase a license to use the software hosted on our servers for a limited duration of time with all version updates included, as opposed to purchasing a single version of traditional software with perpetual access to only one version. We believe we are among the first of the consumer-focused ASPs, and this concept may not achieve broad acceptance in the market. We began providing our application services online in October 1998. To build awareness and demand for our hosted products and services, we offered our McAfee Clinic and other products and services for free prior to September 2, 1999, when we began charging a subscription fee for McAfee Clinic. Consumer acceptance of our hosted products and services is subject to a number of potential factors, including:

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

    Our distribution strategy will require us to develop and maintain strategic relationships with third parties including Internet portals, Internet shopping sites, and Internet access providers. We believe that the maintenance and enhancement of our relationship with Beyond.com and the establishment of additional strategic relationships in other areas of our business will be critical if we are to expand our business. In August 2000, we extended our current agreement with Beyond.com, effective retroactive to July 1, 2000, which is the largest reseller of our software and the exclusive reseller of third-party software sold on our web site. Although the agreement expired on June 30, 2001, the Internet shopping site, i.e., the McAfee Store, is still operating and we are in the process of negotiating a new agreement. Through the Beyond.com reseller arrangement, Beyond.com purchases licenses to our software from us for resale at the time a customer decides to purchase, paying us for these licenses on a monthly basis. In the three-month period ended September 30, 2001, approximately 18% of our net revenue was derived from the sale of software licenses through Beyond.com. Although we intend to pursue additional strategic relationships in the future, such as our arrangement with SBC to license our McAfee Clinic product to SBC's DSL customers, these efforts may not be successful. To secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights. Even if we do succeed in establishing these relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

OUR REVENUE GROWTH MAY BE BE DEPENDENT ON OUR ABILITY TO ENTER INTO AND PERFORM UNDER STRATEGIC RELATIONSHIPS WITH PARTNERS FOR THE DISTRIBUTION OF OUR PRODUCTS AND SERVICES WITHIN CERTAIN DESIGNATED TERRITORIES. FAILURE TO ENTER INTO OR PERFORM UNDER SUCH STRATEGIC RELATIONSHIPS IN A TIMELY MANNER OR AT ALL MAY SEVERELY IMPACT REVENUE GROWTH IN FUTURE PERIODS.

        Recently, we developed a global affiliate program under which we are pursuing strategic partnerships with distributors of our products and services in certain international territories. In the three months ended September 30, 2001, we had a significant increase in product revenue as a result of our new exclusive relationship with our strategic partner distributor in the Japanese market. The continued success of our global affiliate program is dependent on our ability to identify new strategic business opportunities, to successfully convert these opportunities into revenue-producing relationships and depending on the structure of that relationship, obtain required consents from Network Associates. For example, under our license with Network Associates, Network Associates retained the right to distribute competing products in the retail distribution channel. To allow our Japanese distributor distribution rights in the Japanese retail channel, we were required to obtain Network Associates' prior consent. If required, Network Associates may not give similar consents or may impose significant terms and conditions in conjunction with any required consent. These Network Associates actions could significantly limit the scope of our strategic relationships or their potential benefit to us.

        Furthermore, we face risks in the operation of our global affiliate program, including:

     - we may be unable to perform under strategic relationships which are established;

     - revenue generated under our global affiliate program may be one-time and non-recurring;

     - potential delays in our timing in product development and preparation for use of our products and services in certain international markets;

     - potential for damage to our brand name due to actions taken by our strategic partners which may be out of our control;

     - failure or inability to adequately localize our products and services for consumers in certain international markets; or

     - the ability of strategic partners to terminate their relationships with us.


OUR EFFORTS TO MARKET OUR SERVICES TO BUSINESSES MAY FAIL

    To date, we have focused on selling our products and services to individual consumers. We recently expanded the scope of our marketing, sales and distribution to include small and medium-sized businesses through a variety of product offerings, such as our .NET initiative. We lack experience in selling to and supporting business customers, and will likely face serious competition, including Network Associates, in this market segment. Accordingly, businesses may be reluctant to adopt our products and services. We are likely to incur substantial incremental costs associated with marketing and supporting a business focused service. This may reduce the resources available for our consumer services business, and negatively impact our revenues and operating results.

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

WE EXPECT SIGNIFICANT STOCK-BASED COMPENSATION CHARGES RELATED TO NETWORK ASSOCIATES REPRICED OPTIONS AND OUR REPLACEMENT OPTIONS

    In light of the decline in Network Associates stock price at the time and in an effort to retain their employee base, in April 1999, Network Associates offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, Network Associates has incurred a stock-based compensation charge. In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," Network Associates incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. This charge is fixed and will continue to be incurred through the remaining vesting period of the repriced options.

    In connection with the establishment of McAfee.com, employees who were to transfer from NAI were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for our shares and keep their vested Network Associates options. This resulted in our issuance of options to purchase 1,224,700 shares. In addition, our employees retained options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those which were repriced by Network Associates as of April 22, 1999. Under the guidance in FIN 44, the new options issued to our employees are considered to be replacement options and, therefore, are also subject to variable accounting, in the same manner as the Network Associates options they replaced. In addition we must account for the Network Associates options retained by our employees using the variable accounting model.

    We have incurred and will continue to incur variable accounting charges related to Network Associates' repriced options and our replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our and Network Associates common stock at July 1, 2000, which was $26.063 and $20.375, respectively. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

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

    We have experienced significant temporary increases in traffic to our web site during the three months ended September 30, 2001, in response to particular events, such as the Nimda and SirCam viruses. To respond to sudden traffic increases, we must expand and maintain the capacity of our IT infrastructure. If we are unable to effectively expand our IT infrastructure to accommodate traffic increases, consumers may experience difficulties in accessing our web site or in downloading products and information from our web site. This could materially harm our business.

    The impact of traffic increases would likely be most severe during unanticipated events such as virus outbreaks. Currently, our web site infrastructure supporting our web site operates at approximately 25% capacity based on average daily traffic levels. These capacity estimates are based on measuring existing web site traffic against the bandwidth specifications of our installed hardware.

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

    During the three months ended September 30, 2001, approximately 18% of our net revenue was derived from the sale of our software licenses through Beyond.com. Included in these revenues are software licenses sold on our web site for which Beyond.com acts as a reseller and provides product fulfillment. Beyond.com provides fulfillment for these products whether they are distributed electronically by Beyond.com or in "shrink-wrapped" box format shipped to customers. If Beyond.com does not provide these services in a timely and satisfactory manner, we would be required to replace Beyond.com and our business could be harmed.

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

     - our success in branding and marketing third party products and services; and

     - one-time, non-recurring revenue recognition resulting from our global affiliate program.

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

IF MICROSOFT TECHNOLOGY FAILS TO MAINTAIN ITS MARKET SHARE OUR BUSINESS WILL BE ADVERSELY AFFECTED

    Currently, our online services are designed exclusively for PCs running Microsoft's Windows 95, Windows 98, Windows 2000, Windows XP and Windows NT operating systems. For our web browser interface, we utilize Microsoft's Internet Explorer technology. We do not support Netscape browser technology except through use of specialized software, commonly referred to as "plug-ins," that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft's Internet Explorer must reside on the user's PC. If Microsoft's technology fails to continue to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

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

    In the market for e-commerce, we compete primarily with established online retailers such as Beyond.com, Gigabuys.com, Outpost.com and PC-related content sites such as CNET and ZDNet. We also compete with online comparative shopping services and advertising space provided by major Internet sites such as America Online, Yahoo!, Amazon.com, Lycos, MSN.com and Excite. Some current and many potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online computer management services may be acquired by, receive investments from, or enter into commercial relationships with larger, more established and better-financed companies. As a result, some of our competitors may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than we are able to provide. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand.

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

    Certain provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Furthermore, as of October 31, 2001, Network Associates owned 36,000,000 shares, or 100%, of our outstanding Class B common stock, with each Class B share entitled to three votes. As a result, Network Associates will have sufficient voting power to control the direction and policies of McAfee.com.

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

INTERNET STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, AND MAY CAUSE A DECLINE IN THE PRICE OF OUR SHARES

    The trading prices of many Internet stocks, including ours, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. During 2000, our closing stock price on the NASDAQ ranged from a high of $55.50 to a low of $2.63, and the closing price on October 31, 2001 was $22.00. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE ACQUISITIONS AND MINORITY INVESTMENTS

    During 2000, we completed two acquisitions. In October 2001, we completed an acquisition of a company pursuant to a merger agreement. As part of our growth strategy, we may acquire additional companies, products and technologies, which are complementary to our business or make minority investments in complementary companies. These activities involve a number of risks and we may not realize the expected benefits of these transactions. Because we could not realize the benefit of an acquired company's technology, we wrote off the goodwill generated from an acquisition at December 31, 2000.

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

    During the nine months ended September 30, 2001, we have recorded an other than temporary decline on two of its minority investments in private companies. This arose due to the announcement by the investee company of a complete change in business plan and significant reduction in workforce. Accordingly, a charge of $2.0 million was recorded in other expenses.

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

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

    In future periods we will experience significant charges related to the amortization of purchased technology and goodwill in connection with the acquisition of technology and/or companies accounted for under the purchase method of accounting. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related impairment charge to earnings.

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

IF SOFTNESS IN THE MARKET CONTINUES OR THE MARKET FOR WEB-BASED ADVERTISING DEVELOPS MORE SLOWLY THAN EXPECTED OUR BUSINESS MAY BE ADVERSELY AFFECTED

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

IF OUR INTERNAL NETWORK INFRASTRUCTURE IS DISRUPTED BY COMPUTER HACKERS OR BY OTHER OCCURRENCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

    Our operations depend upon our ability to maintain and protect our computer systems, which are located in Santa Clara and Sunnyvale, California with a completely redundant facility in Ashburn, Virginia. Given our high profile in the security software market, we are an attractive target for skilled computer users commonly referred to as "hackers or crackers" who attempt to gain unauthorized access to computers or computer networks. In the past, we have been a target of hackers who have, among other things, attempted to penetrate our network security or created viruses to sabotage or otherwise attack our web site. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar efforts or viruses may be created or replicated in the future. In this event, our web site or users' computer systems could be damaged and, as a result, demand for our software products may suffer. In addition, we could be subject to denial of service attacks, a type of Internet attack that bombards a web site with information requests, eventually causing the web site to overload, delaying or disrupting service. Our relationships with our subscribers and customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are not effective, causing our revenues to decrease and our business to suffer. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or harm our reputation.

    We have not experienced any material outages to date. However, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods and general business interruptions, the amount of coverage may not be adequate in any particular case.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Item 1.

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

     (b) The Company filed no reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MCAFEE.COM CORPORATION

                                                            /s/ EVAN COLLINS
                                         ------------------------------------------------------
                                         Name:                Evan Collins
                                         Title:              Vice President,
                                                  Chief Financial Officer and Secretary

Date: November 13, 2001

                                INDEX TO EXHIBITS

     EXHIBIT                                                                                                           PAGE
        NO.                                                  EXHIBIT TITLE                                              NO.
        ---                                                  -------------                                              ---
       3.2          Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December
                    2, 1999(1)

      10.1          Form of Indemnification Agreement between McAfee.com and each of its directors and officers(1)

      10.2          1999 Amended and Restated Stock Plan and form of agreements there under(1)

      10.3          1999 Director Option Plan and form of agreements there under(1)

      10.4          1999 Employee Stock Purchase Plan and form of agreements there under(1)

      10.5          Corporate Management Services Agreement between McAfee.com and Network Associates, Inc., dated as of January 1, 1999(1)

      10.6          Technology Cross License Agreement between McAfee.com and Network Associates, Inc., dated as of January 1, 1999(1)

      10.7          Registration Rights Agreement between McAfee.com and Network Associates, Inc., dated as of
                    January 1, 1999(1)

      10.8          Asset Contribution and Receivables Settlement Agreement between McAfee.com and Network
                    Associates, Inc., dated as of January 1, 1999(1)

      10.9          Intercompany Revolving Loan Agreement between McAfee.com and Network Associates, Inc., dated as of January 1, 1999(1)

      10.10         Tax Sharing Agreement between McAfee.com and Network Associates, Inc., dated as of January
                    1, 1999(1)

      10.11         Indemnification and Voting Agreement between McAfee.com and Network Associates, Inc. dated
                    August 20, 1999(1)

      10.12         Joint Cooperation and Master Services Agreement between McAfee.com and Network Associates,
                    Inc. dated as of January 1, 1999(1)

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

      10.20         Registration Rights Agreement dated as of June 14, 2000, between McAfee.com and certain of the former stockholders of Tufan Technology Corp.(5)

      10.21         Reseller Agreements between the Registrant and Network Associates, Inc., dated March 31,
                    2001"(8)

     EXHIBIT                                                                                                           PAGE
        NO.                                                  EXHIBIT TITLE                                              NO.
        ---                                                  -------------                                              ---
      10.22         Amended Change in Control Agreement dated as of August 1, 2001, between McAfee.com and Srivats Sampath.

      10.23         Amended Change in Control Agreement dated as of August 1, 2001 between McAfee.com and Evan
                    Collins.

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

(4) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on August 11, 2000.

(5) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on November 13, 2000.

(6) Incorporated by reference from the Registrant's Current Report on Form 10-K filed with the Commission on March 23, 2001.

(7) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 15, 2001.

(8) Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on August 14, 2001.