Form 10-K
period 2001-12-31
MCAFEE COM CORP
filed 2002-03-25
CIK 1095388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 00-28247

MCAFEE.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0503003
(State of incorporation)	(IRS Employer Identification Number)
535 Oakmead Parkway
Sunnyvale, CA 94085
(408) 992 8100
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of February 15, 2002 was approximately $167.8 million based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2002, the number of outstanding shares of the registrant’s Class A common stock, $.001 par value, was 11,742,901. The number of outstanding shares of registrant’s Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Networks Associates, Inc.

Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002.

PART I

ITEM 1.    BUSINESS

General

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, or continue or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in Risk Factors beginning on page 30 in this document.

Overview

McAfee.com Corporation provides personal computer (PC) security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through our web site, consumers can subscribe to online services and purchase products to secure, repair, update and upgrade their PCs. As a managed services provider we generate revenue by encouraging PC users to subscribe to one or more of our services which gives them online access to “version-less” PC security and management software applications that we host on our servers. Under this managed services model, consumers “rent versus buy” our software applications. Our software applications allow our subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performance, and repairing problems. In addition, we offer an advanced virus protection service for handheld devices. As of December 31, 2001, we had over 1,345,000 paid unique subscribers to our services. We began offering our products to small- to medium-sized businesses in 2001. The various products that we offer on our web site, include a range of PC security and management software and products sold in our McAfee Store, in addition to books sold in our Virtual Bookstore.

McAfee.com Corporation was incorporated in Delaware in December 1998 as a subsidiary of Networks Associates, Inc., which does business under the name Network Associates. We initially registered shares of our Class A common stock for sale to the public in December 1999. As of December 31, 2001, Network Associates owned 36,000,000 shares of our Class B common stock, representing approximately 76% of our outstanding common stock and approximately 90% of the overall voting power of our capital stock. Our principal executive offices are located at 535 Oakmead Parkway, Sunnyvale, California 94085, and our web address is www.mcafee.com.

We have organized our operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. For further discussion of financial information related to our operating segment, see Note 12 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Recent Developments

In a release dated March 18, 2002, we announced that we received a letter from Network Associates on March 16, 2002, in which Network Associates stated its intention to commence an exchange offer for all of our outstanding publicly held shares of Class A common stock. Among other things, we announced that our board of directors had formed a special committee comprised of independent and outside directors to review and evaluate our options and make recommendations to the board of directors. We further requested that our stockholders defer making a determination whether to accept or reject the contemplated tender offer until they have been advised of our board’s position with respect to the contemplated offer. We also attached a full text of Network Associates’ March 16, 2002 letter to the press release.

As of March 21, 2002 seven lawsuits styled as stockholder class actions were filed against McAfee.com, Network Associates and/or individual directors of McAfee.com in response to the announcement by Network Associates that it intends to initiate an exchange offer for all of our outstanding publicly held shares of Class A common stock. The various plaintiffs in the lawsuits seek to enjoin the prospective exchange offer on the grounds that the price offered by Network Associates is inadequate.

The actions filed in the Court of Chancery in the State of Delaware are: Bank v. McAfee.com Corp., et al., C.A. No. 19481; Birnbaum v. Sampath, et al., C.A. No. 19482; Brown v. Sampath, et al., C.A. No. 19483; Chin v. McAfee.com Corp., et al., C.A. No. 19484; Monastero v. Sampath, et al., C.A. No. 19485; and Ebner v. Sampath, et al., C.A. No. 19487. In addition, the following action was filed in the Superior Court of the State of California: Peyton v. Richards, et al., CV806199. Information about these lawsuits can be found in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Online Services and Products

Online Services

Consumers who visit our McAfee.com web site find a comprehensive one-stop destination for their PC security and management needs. We believe our approach is beneficial to consumers because we host requested applications on our servers, thus eliminating the need for a consumer to invest the time and disk space required to download large applications onto a PC. We offer consumers a comprehensive set of security and PC management products and services, including applications that perform PC security and management services, such as McAfee.com VirusScan Online, McAfee.com Clinic, McAfee.com Personal Firewall, and McAfee.com Internet Privacy Service. We also offer an advanced virus protection service for handheld devices and content that provides consumers with information about PC security and anti-virus issues and solutions.

Virus Protection

McAfee.com VirusScan Online is our flagship online application service. McAfee.com VirusScan Online is managed as an Internet service that offers users advanced up-to-date virus protection. Through a simple subscription, McAfee.com VirusScan Online provides automatic updating and requires less memory and disk space than loading an entire software application onto a PC.

McAfee.com Clinic is a bundled, subscription service comprised of four complementary applications designed to keep a consumer’s PC virus-free and in peak operating condition. For a subscription fee, a consumer gains twenty-four-hour a day, seven-day-a-week access to each McAfee.com Clinic service component. Our subscriptions are generally for a period of one year. McAfee.com Clinic is a hosted application service which provides a subscriber with critical PC security and management services at a retail cost that is lower than if the consumer purchased each of the applications individually. Although Clinic services utilize complex proprietary technology, they are easy for a consumer to use.

McAfee.com VirusScan Wireless is an online application service that delivers advanced virus protection for users of Palm, Symbian, and Pocket PC handheld computing devices, closing the security gap created by the introduction of wireless technology. McAfee.com VirusScan Wireless scans handheld devices for PC viruses each time a subscriber attempts to synchronize them with a PC. If a virus is discovered, the user will be alerted, and the synchronization will be blocked until the destructive code is deleted from the handheld device.

Internet Security

McAfee.com Personal Firewall is an online application service that offers Internet users advanced protection from questionable system intrusions and other online threats. McAfee.com Personal Firewall monitors all traffic between a PC and the Internet, reports to hackerwatch.org various hacker activities, and traces intrusions on a world view map.

McAfee.com Privacy Service is a powerful and flexible online application service that protects multiple family members against unsuitable content and privacy violations. With McAfee.com Privacy Service, parents can be confident that their children will not be exposed to inappropriate material while online, and all customers can be assured that their sensitive personal information remains secure.

PC Maintenance

Oil Change Online, through the use of Software Update Finder and Hardware Upgrade Analyst, sorts through thousands of web sites found on a user’s PC to find bug fixes, new drivers and the latest plug-ins.

McAfee.com UnInstaller Online is a subscription service that delivers file removal tools such as Quick Clean and Application Remover over the Web to enhance a user’s system performance. McAfee.com UnInstaller Online, using Application Restorer, helps users reclaim valuable hard drive space by removing Internet clutter, old or unwanted programs, and junk files.

McAfee.com First Aid Online is a subscription service that delivers PC optimization tools over the Web to enhance system performance. McAfee.com First Aid Online provides PC optimization functions, which alert a subscriber about potential performance problems and helps users identify and eliminates these problems.

Products

We offer various products on our web site, including a range of PC security and management software and other products sold in our McAfee Store, in addition to books sold in our Virtual Bookstore. Examples of the PC security and management software products sold in our McAfee Store include “shrink-wrapped,” boxed and/or downloadable versions of VirusScan, McAfee Firewall, PGP Personal Security, Utilities, CyberSavvy, Dr. Solomon’s Virex, Internet Security, and McAfee Visual Trace software applications. We also offer downloadable foreign language versions of McAfee-branded software applications in the McAfee Store. Our Virtual Bookstore provides access to a comprehensive professional online bookstore that offers technical books and training materials for the information technology professional.

Sales and Marketing

General

Our marketing strategy is to promote and increase awareness of our McAfee.com brand, cost effectively acquire new customers, build our brand loyalty, promote repeat purchases of our services and products, and increase our market share. We implement this strategy through the following channels:

•	advertising over the Internet and through traditional media channels worldwide;

•	implementing promotions;

•	employing customer relationship marketing to retain our existing customers and to attract new customers; and

•	optimizing our strategic relationships network.

We believe that our use of multiple marketing channels reduces our reliance on any one source of customers, lowers our customer acquisition costs, and maximizes awareness of our brand.

Online and Traditional Advertising.    We have implemented a multi-media advertising campaign that includes both online and traditional advertising, designed to increase our brand recognition and increase traffic to our web site. Our marketing mix varies quarterly. We have focused our print advertising on technology-oriented publications and mass market publications that frequently highlight technology issues. We intend to continue using the unique resources of the Internet, as well as the traditional media, in our marketing effort to further build our brand recognition. We have pursued and plan to continue pursuing strategic arrangements with content providers, other web sites, PC manufacturers, and other Internet access providers to build our brand recognition, increase the number of our subscribers and drive sales of our services and products.

Promotions.    From time to time, we offer free trial subscriptions to McAfee.com Clinic and other of our online services through various partnerships, with the goal of converting trial subscribers to paid subscribers by providing them full access to all services on our web site for this limited period of time.

Customer Relationship Marketing.    To convert visitors to our web site into paying subscribers and to sell new services and products to existing customers, we continuously seek to expand the features and functions of our web site and online marketing activities. We also regularly invite our subscribers to return to our web site more often through online methods such as e-mail-based virus alerts, product update alerts, and targeted product offers. We have found that new virus outbreaks often trigger an increased level of activity across all our services. Services such as McAfee Dispatch, the virus early warning system in VirusScan Online, and the intrusion detection capability in the McAfee.com Personal Firewall increase return visits from our user base. We plan to expand our use of e-mail-based alerts in the future to notify customers about new services, new products, and breaking product-related news.

Strategic Relationships.    We seek to create strategic relationships that will provide us with revenue opportunities, increase the traffic to our web site, build and enhance the content available to our users, and offer greater distribution of our services and products.

Distribution of Our Products

Reseller Arrangements.    Under these arrangements, third party resellers purchase our products from us and distribute them to their customers. In 2001, we had a significant relationship with Beyond.com Corporation. The sale of software licenses through Beyond.com accounted for approximately 22% of our net revenue during 2001, 19% of our net revenue during 2000 and 38% of our net revenue during 1999. On January 24, 2002, Beyond.com filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 20, 2002, the Bankruptcy Court approved the sale of the sale of substantially all of the assets and customer contracts related to Beyond.com’s eStores business to Digital River. Effective as of March 31, 2001, we entered into a reseller agreement with Network Associates, which, among other things, permits Network Associates to sell products to original equipment manufacturers (OEMs), application service providers, managed service providers, and to end users either directly or through resellers in certain countries.

Global Affiliate Program.    Our global affiliate program includes our relationships with strategic partners for the distribution of our products and services within a territory, which may be designated either as a country or the customers of the strategic partner. In July 2001, we announced a strategic alliance with SourceNext, making SourceNext the exclusive provider of Japanese language versions of our antivirus, firewall and PC utilities applications to over 200 retail outlets in the Japanese market. SourceNext also delivers these services online to its customers.

OEM Arrangements

Under these arrangements, consumer PC and software OEMs, bundle our services with their software and hardware products. We have relationships with a number of OEMs that sell consumer PCs and software. We believe our most significant OEM arrangements in terms of potential consumer reach are with Hewlett Packard and Microsoft, which give us what we believe to be a broad bundling opportunity with new PC users. OEMs typically agree to bundle a trial version of McAfee software products, such as McAfee.com VirusScan, the McAfee.com Personal Firewall, and McAfee.com Clinic, with their consumer PCs or software. Arrangements range from 3 to 24 months, and we receive a fee for each bundled software product. Our OEMs present their customers an opportunity to purchase a subscription to a McAfee.com service upon the expiration of the trial OEM version. In some instances, we share revenue we receive from such subscriptions when subscribers are referred to us by our OEM distributors. We are currently pursuing additional relationships with computer OEMs and others to bundle trial subscriptions of McAfee.com services and other products, and we are working to extend and expand our existing relationships.

Distribution Arrangements

Under these arrangements, internet service providers, or ISPs, and other providers of services and products to consumers agree to make available to their customers our products and services for trial use and/or purchase at a promotional price. As with our OEMs, we may also agree to share revenue received by such customers with the provider.

Other Marketing Activities

McAfee.com Branded Services.    Under these arrangements, we work with third parties to provide McAfee.com branded services on our web site. Typically, we will take a partner’s technology or service offering, integrate it into our web site, and brand it a McAfee.com service. We have entered into several of these arrangements. These arrangements typically range from six months to two years and involve an up-front payment and/or a revenue sharing component once sales of our partner’s technology or service offering have reached a certain level.

Online Marketing Affiliate Arrangements.    Under these arrangements, we join with Internet companies that provide users of their web site or their software with a link to our web site and those users are then given an opportunity to subscribe to our services. In addition, we promote the products or business of these marketing affiliates and provide our users an opportunity to connect to their web site or to obtain products or services from them. Some of these companies pay us a placement fee for links or presentations on our web site. We believe these arrangements are a key method of driving potential subscribers to our web site. These arrangements range from month-to-month to two years and we usually receive a share of the revenues generated from these arrangements and/or a per-user payment for customers referred from our web site to the marketing affiliate. We share the revenue we receive from users of a marketing affiliate’s site that links to our web site and subscribe to our services.

Support Services

The Support area of our web site provides our customers with all the necessary services to register McAfee.com services and products, to receive online service and product support, to communicate with us, and to provide feedback on our web site and services. Services in the Support area include:

•
Technical Support Services, which includes a database of frequently asked questions and answers, details contact information for online and phone technical support and provides other technical support related services.

•	Customer Care Services, which includes a data base of frequently asked questions and answers, and details contact information for on line and phone customer support services. Customers can use this service to request information about our services and products, update their account information, and request refunds.

•	Software Registration Services enable our customers to register on our web site, which allows us to track and manage update and upgrade commitments in connection with our license agreements.

•	Manual Downloads permit our customers to download free electronic documentation for all our products.

Customers

We sell our services and products to customers in North America, Europe, and Asia Pacific. Our customer base primarily consists of consumers and small- to medium-sized businesses. During 2001, sales to Beyond.com accounted for approximately 22% of our net revenue.

Domestic Sales

A significant majority of our revenues are derived from our operations in the United States. Revenue from the United States represented 82.4% of net revenue in 2001, 94.1% of net revenue in 2000, and 99.8% of net revenue in 1999.

International Sales

Net revenue outside of the United States represented 17.6% of total net revenue in 2001, 5.9% of total net revenue in 2000 and 0.2% of total net revenue in 1999. We derived 6.2% of our revenue from sales in Japan in 2001, 1.9% of our revenue from sales in Japan in 2000, and 0.2% of our revenue from sales in Japan in 1999. Of the net revenue received from outside the United States in 2001, 3.3% of this revenue is derived from our strategic partnership with SourceNext. For sales of some of our products and services outside of the United States, we translate the documentation, software and packaging into the local language and prepare marketing programs for each local market.

For a discussion of the risks attendant to our foreign operations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Financial Conditions and Future Results” beginning on page 15 of this Form 10-K.

McAfee.Com Web Services Technologies

The technologies underlying our hosted applications enable users to use our applications and seamlessly perform the complex and vital tasks of PC security and management over the Internet. These tasks are built on a core proprietary technology that we have developed for improved delivery of software applications via the Internet called “e-software” and make use of an effective three-tiered architecture for execution.

E-software.    Our e-software architecture enables search and analysis functions for our services, including VirusScan Online, Disk Clean, Software Update Finder, and PC Checkup. When a user uses a McAfee.com online application, our Internet servers authenticate the user’s identity and then automatically download the most recent version of the relevant application logic, application support, and product database information. The user’s experience is that the user can execute hosted applications with only a single mouse click. For example, with Update Finder applications, a user can analyze a PC’s configuration, software, and attached peripherals with a single click and can take immediate steps to secure, repair, update, and upgrade their software as appropriate.

Three-tier Architecture.    Our three-tiered architecture includes the user interface, the software application logic and application support functions, and a database of product information. Each of these separate tiers aggregate to form a single integrated, web-based environment. This architecture is incorporated into all of our hosted applications, and it allows us to update components dynamically, as needed. For example, we can add new software titles to our product database without requiring changes to other components. This architecture is also designed to address consumer security and privacy concerns by performing any data analysis or comparison “locally” on a client system in a compartmentalized fashion, limiting the information flow among tiers or over public networks and by transmitting information to and from our servers anonymously. Moreover, our hosted applications can only be executed when users are connected to the secure Mcafee.com web site. This ensures that hackers cannot remotely activate our applications and gain access to our subscribers’ private PC information.

Hardware Infrastructure

Our web site, including the hardware infrastructure, is designed to be highly reliable, scalable, and redundant and provides 24-hour-a-day, seven-day-a-week availability to the large number of consumers using our web site daily, as well as the increased number of visitors during significant events, such as a new virus outbreak.

Our web site is built upon an array of servers running off-the-shelf Microsoft software. Our system is designed so that no single function is mission critical. As a result, for example, if a particular service goes down, our other services should remain available. Our servers operate in a clustered environment in an effort to maintain 100% uptime even if an entire cluster or subset is unavailable. Except for information provided by a separate database, services and data are local to each server. To maintain consistency and speed of implementation, we use scripts, which are predefined sets of software instructions, to install software on new servers added to our infrastructure, thereby eliminating the need to manually configure new servers. Our in-house infrastructure is housed in a telecom grade data center with redundant power, air and physical carrier connections. We also maintain daily backups at an offsite storage facility and distribute information daily to our co-location providers described below.

We connect to the Internet through multiple vendors. Currently, we have vendor relationships with two large Internet carriers, a carrier aggregator which reaches other Internet carriers and a global caching network with over 8,000 servers. These multiple relationships provide us with the ability to balance traffic loads under peak demand and provide for redundancy should any one carrier suffer an outage. We also use two different co-location providers globally that maintain significant data centers in multiple locations. We currently are one of the major customers of a worldwide software caching service that provides us with bandwidth “on demand,” which has resulted in significant performance improvements and cost savings. For example, an end user in Germany may transit our site but when such user downloads the local PC elements of our software, those elements are automatically provided by our vendor from a caching download server near the user in Germany. With limited exceptions, we maintain our own infrastructure for purposes of consistency, quality, and security. Where we have outsourced we maintain close vendor supervision and require regular security audits. Our systems are audited internally and externally for performance and for security issues on a regular basis.

Service and Product Development

We believe that strong product development capabilities are essential if we are to offer our customers innovative and up-to-date online PC security and management services and products. Accordingly, our future success depends on our ability to continually enhance our existing services and products and to introduce new and innovative services and products that satisfy our subscribers’ PC security and management requirements. To meet these challenges, we have made and expect to continue making substantial investments in research and development. These service and product innovations are complex and frequently require long development cycles. Future revenue from these innovations may be insufficient to recover the development costs.

As of January 31, 2002, we employed 84 full-time-equivalent engineers engaged in the development of our new or improved services and products. A majority of our engineers are dedicated to the improvement of our existing online PC security and management services and products. Before we develop new or improved services and products, we work with our subscribers to understand current problems and emerging requirements to assist our development process. Our engineers then seek to design and implement appropriate changes or additions to our applications or product knowledge engines and databases.

We expended $16.2 million in 2001, $13.3 million in 2000, and $6.9 million in 1999 on research and development.

Competition

In the anti-virus software market, we compete against Symantec Corporation and Trend Micro Systems, Inc., which offer software licenses to anti-virus software products, including boxed products sold through retail store channels. In the hosted PC security and management products and services market, we also compete against existing PC utility vendors such as Symantec and Trend Micro Systems. In particular, Symantec has an online anti-virus service and Trend Micro Systems offers an online hosted anti-virus service. In the future, we may also compete against PC and system vendors such as Dell Computer Corporation, Compaq Computer Corporation, Hewlett-Packard Company, Gateway, Inc. and Intel Corporation that seek to provide a higher level of support and service to their customers by providing PC security and management services. Operating system and application vendors such as Microsoft Corporation may provide hosted services to better manage Windows-based PCs. Online PC content sites such as CNET.com and ZDNet.com provide or have announced their intention to provide hosted services to enhance their web sites. We are also aware of smaller and emerging companies that are focusing significant resources on developing and marketing these services to consumers.

In addition, Network Associates currently competes with our hosted products and services and may continue to compete with us in the future. Network Associates offers McAfee-branded products through traditional non-online distribution channels, such as retail stores. These products include McAfee VirusScan and McAfee Office, a suite of products which incorporate a number of the features included in our online products and services.

In the e-commerce market, we compete on the basis of number of visitors, product line depth, time spent at the web site and return visits. We compete primarily with established online retailers such as Buy.com, Inc., Outpost.com and PC-related content web sites such as CNET.com and ZDNet.com. In addition, we compete with online comparative shopping services provided by sites like Yahoo! Inc., and Amazon.com, Inc.

We believe that the principal competitive factors in our markets are:

•	market acceptance of delivery of PC security and management services via the Internet;

•	brand recognition and reputation for providing trusted products and services;

•	the level of security of the products and services provided;

•	price;

•	the level of quality of the products and services provided;

•	convenience and breadth of products and service offered;

•	the quality and market acceptance of new enhancements to our current services and features; and

•	strategic arrangements with third parties.

Price competition is intense with most of our products and services. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins. Many of our existing and potential competitors may have greater financial, marketing, or technological resources than we do. We believe that competition in the industry will continue to intensify as most major software and PC companies expand their product lines into additional product categories.

Intellectual Property

We regard substantial elements of our web site and the underlying technology and our other technology, such as Personal Firewall, as proprietary. Because we own these rights, rather than license them from Network Associates, we can assert them independently of Network Associates to protect our technology. We will also be the sole owners of patent rights in any inventions developed by our employees. In 2001, we were granted two patents, one regarding the delivery of our software applications online which expires December 7, 2018 and the other regarding the delivery of marketing and other information over computer networks which expires October 28, 2019.

Other than our Personal Firewall technology, and the patents referred to above, we do not own much of the core technology or intellectual property underlying our current products and services and our currently planned products and services. We license copyrights, patents, and trademarks from Network Associates under a perpetual license agreement. This license agreement:

•
restricts our use of the licensed technology to providing single-user consumer and small office licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to OEMs for sale to individual consumers;

•	allows Network Associates to continue to sell “shrink-wrapped,” boxed products incorporating the licensed technology through non-online distribution channels, such as retail stores;

•	prevents us from offering non-Network Associates based products if Network Associates offers a similar competitive product;

•	grants to Network Associates a license to all derivative works that we create based on the technology that we license from Network Associates;

•	does not generally enable us to independently enforce Network Associates’ intellectual property rights in the licensed technology against third parties; and

•
allows Network Associates to terminate the license if we fail to cure any material breach of the license within at least 30 days after being notified by Network Associates of the breach, subject to mandatory dispute resolution, including binding arbitration, prior to the effectiveness of any proposed termination.

We rely to a significant extent on Network Associates to protect the technology that it licenses to us through a combination of patent, trademark, trade secret and copyright law, and contractual restrictions. Network Associates has been, currently is, and in the future may be subject to litigation relating to the technology it licenses to us. Any adverse determination in that litigation could result in the loss of Network Associates’, and as a result our rights with respect to the intellectual property that it licenses to us, which could prevent us from selling our services and McAfee-branded products. In addition, we could be subject to significant liabilities or Network Associates and/or we could be required to seek licenses from third parties. See the section entitled “Factors Related to Our Relationship with Network Associates—The loss of our license with respect to core technology and intellectual property owned by Network Associates would substantially harm our business” beginning on page 30 of this Annual Report on Form 10-K.

Legal standards relating to the validity, enforceability, and scope of protection of some proprietary rights in Internet-related businesses are uncertain and still evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial expenses and a diversion of our resources and management’s attention. Furthermore, other parties may assert infringement claims against Network Associates or us. These claims and any resulting litigation, should it occur, might subject us to significant liability for damages or an injunction against marketing our services and products, and, even if not meritorious, might result in our incurring substantial expenses and a diversion of our resources and management’s attention. Under the terms of an indemnification agreement we entered into with Network Associates, Network Associates agrees to indemnify and defend us and hold us harmless from any losses we may incur as a result of intellectual property claims known prior to the consummation of our initial public offering on December 2, 1999.

Acquisitions

The Internet industry has experienced, and we believe it will continue to experience, significant consolidation. As part of our growth strategy, we may acquire complementary companies and technologies from time to time.

In October 2001, we acquired NeoWorx, Inc., a private company that developed technology that enhances and complements our current product line, for $1.2 million in cash and 285,714 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting, and the total purchase price was approximately $6.9 million, including transaction costs of $153,000.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Financial Condition and Future Results” beginning on page 15 of this Annual Report on Form 10-K for a description of the risks associated with acquisitions.

Seasonality and Macroeconomic Factors

We experience some seasonal trends in the sale of our services and products. Our business may be affected by fluctuations in Internet usage, which is typically lower in the summer and by year-end increases in business spending. Customer concerns about weakening U.S. and global economic conditions, heightened awareness of cyber terrorism, and periodic highly publicized virus outbreaks may also contribute to fluctuations in our business. Historically, the net result of seasonal trends has not been material relative to our overall results of operations, and many of the factors that create and affect seasonal trends or other fluctuations are beyond our control.

Government Regulation

We are subject, both directly and indirectly, to various laws and government regulations relating to our business. There are currently few laws or regulations uniquely applicable to commercial online services or the Internet. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that additional laws and regulations may be adopted. These laws and regulations may cover issues including, for example, general use privacy, pricing, and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose us to liability. Any new legislation or regulation or the application of existing laws and regulations of the Internet could have a material and adverse effect on our business.

In addition, because our services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. It is possible that state and foreign governments might also attempt to regulate the transmission of content on our web site or prosecute us for a violation of their laws. We can give no assurance that a violation of local laws will not be alleged or charged by a state or foreign government, that we will not unintentionally violate these laws or that these laws will not be modified, or new laws will not be enacted, in the future.

The tax treatment of electronic commerce is currently unsettled. A number of proposals have been made at the federal, state, and local levels and by various foreign governments to impose taxes on the sale of goods and services and other e-commerce activities. Recently, the Internet Tax Nondiscrimination Act was signed into law, extending the three-year moratorium on new state and local taxes on Internet commerce until November 1, 2003. However, future laws may impose taxes or other regulations on e-commerce, which could substantially impair the growth of e-commerce and substantially harm our revenues.

Employees

As of January 31, 2002, we had 155 employees and 29 contractors. Of this total, 16 were in web technology, 84 were in research and development, 60 were in sales and marketing, and 24 were in finance and administration. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees are represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel is bound by an employment agreement. Competition for qualified personnel in our industry and in the San Francisco Bay Area is intense. We may be unsuccessful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

ITEM 2.    PROPERTIES

Our principal executive and corporate offices and network operations center are located in Sunnyvale, California. This facility consists of approximately 55,000 square feet. The lease for this facility will expire in 2006, unless otherwise renewed. The approximate monthly cost is $102,000 to $129,000. We have an R&D office in Dayton, Ohio. This facility consists of approximately 2,867 square feet. The lease for this facility will expire in 2002, unless otherwise renewed. The approximate monthly cost is $2,986. We believe that these facilities are adequate for the present and that additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 14 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Our Common Stock

Our Class A common stock is quoted on the NASDAQ National Market under the symbol MCAF. The following table sets forth the high and low closing sales prices for our Class A common stock for the last eight quarters all as reported by NASDAQ.

	High	Low
Year Ended December 31, 2000
First Quarter	$55.50	$32.38
Second Quarter	49.06	17.38
Third Quarter	33.88	13.38
Fourth Quarter	14.25	2.63

Year Ended December 31, 2001
First Quarter	$8.72	$4.75
Second Quarter	14.56	6.00
Third Quarter	17.10	10.05
Fourth Quarter	38.20	13.75

There is no established trading market for our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

As of February 15, 2002, we had 115 record owners of our Class A Common Stock and 1 record owner of our Class B common stock.

Recent Sales of Unregistered Securities

In connection with our acquisition of NeoWorx, Inc. in October 2001, we issued 285,714 shares of our Class A common stock to former shareholders of NeoWorx, Inc. We issued the shares of Class A common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended. We subsequently registered the 285,714 shares of our Class A common stock on a registration statement on Form S-3, which was filed with the Securities and Exchange Commission on December 21, 2001.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following selected financial data includes the operations of McAfee.com as a separate legal entity beginning from January 1, 1999 and as part of Network Associates, on a carved out basis discussed below, for the 1997 and 1998 periods. All significant intercompany accounts and transactions have been eliminated. The divisional financial data has been derived from the historical books and records of Network Associates. The divisional financial data includes revenue and expenses directly incurred for us, as well as charges for shared facilities, functions and services used by us. The amounts charged for these shared costs have been calculated based on relative headcount plus 10% of such costs. Although we believe these charges are based on reasonable assumptions, they may not necessarily be indicative of the expenses that would have been incurred had we operated as a separate, unaffiliated entity during these periods. In particular, periods prior to fiscal 1999 do not include the expenses incurred under our license agreement with Network Associates. See Note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Since January 1, 1999, Network Associates has provided us various management services under a corporate management services agreement. The statement of operations includes all revenues and expenses directly attributable to us including charges for shared facilities, functions, and services used by us and provided by Network Associates. A number of expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, have been allocated based on Network Associates’ management’s estimate of the cost of services provided by Network Associates. These allocations were generally based on either a direct cost pass-through or percentage of total expenses for the services provided, based on headcount. See Note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$62,024	$46,866	$24,497	$6,292	$2,530
Gross profit	41,280	31,112	8,560	2,587	428
Loss from operations	(192)	(31,971)	(28,331)	(1,993)	(1,508)
Net Loss	$(854)	$(27,469)	$(27,926)	$(1,993)	$(1,508)

Net Loss Per Share Data Basic And Diluted:
Net loss per share, basic and diluted	$(0.02)	$(0.62)	$(0.76)	—	—
Shares used in per share calculation—basic and diluted	45,548	44,066	36,554	—	—

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$102,507	$71,419	$86,499	$—	$—
Working capital	47,271	5,784	42,009	(5,196)	(3,268)
Total assets	124,444	98,132	95,287	2,438	21
Deferred revenue	33,206	26,679	21,280	6,388	2,976
Receivable from (payable to) Network Associates	(8,210)	(8,256)	(8,313)	1,286	(275)
Stockholder’s equity/Divisional (Deficit)	$71,892	$53,481	$55,991	$(5,131)	$(3,247)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes of McAfee.com appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of earnings; revenues, or other financial items; any statements of plans or strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

The forward-looking information set forth in this Annual Report on Form 10-K is as of March 21, 2002, and McAfee.com undertakes no duty to update this information. Should events occur subsequent to March 21, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Current Report on Form 8-K, each of which will be available at the SEC’s website at www.sec.gov.

General

We are a majority owned subsidiary of Network Associates. We began operations in 1996 as a division of Network Associates. Following our incorporation in Delaware in December 1998, we continued operations as a separate legal entity as of January 1, 1999. In December 1999, we completed our initial public offering of 6,250,000 (7,187,500 including the underwriters’ over allotment) shares of our Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of December 31, 2001 Network Associates owned approximately 76% of our outstanding common stock and had approximately 90% of the overall voting power. As a result, Network Associates continues to control us.

We provide PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through our web site, consumers can subscribe to online services, and purchase products to secure, repair, update and upgrade their PCs. As a managed service we generate revenue by encouraging PC users to subscribe to one or more of our services which gives them online access to “version-less” PC security and management software applications that we host on our servers. Under this managed services model, customers “rent versus buy” our software applications. Our software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. In addition, we offer an advanced virus protection service for handheld devices. As of December 31, 2001, we had over 1,345,000 paid unique subscribers to our services. We began offering products to small- to medium-sized businesses in 2001. The various products that we offer on our web site include a range of PC security and management software and products sold in our McAfee Store, in addition to books sold in our Virtual Bookstore. Prior to 2000, substantially all of our net revenue came from software licenses sold through the McAfee Store and advertising. However, our current and continuing strategy is to focus on our role as an applications service provider and further expand on the McAfee Store revenue base.

On February 15, 2000, we acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc., a privately held provider of personal firewall software, for $2.0 million in cash and 385,001 shares of our Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $18.3 million, including transaction costs. We analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, and we determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $18.0 million of the purchase price was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

In June 2000, we acquired Tufans Technology Corp., a private company, for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. We analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however we determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis all of the purchase price was recorded as goodwill and purchased technology and is being amortized on a straight-line basis over three years

In October 2001, we acquired NeoWorx, Inc., a private company that developed technology that enhances and complements our current product line for $1.2 million in cash and 285,714 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $6.9 million, including transaction costs of $153,000. We analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, and we determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis we recorded $5.5 million as goodwill, $1.3 million as purchased technology, and $20,000 as in-process research and development.

We identify our operating segments based on business activities, management responsibility and geographical location. We have organized our operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, collectibility of receivables, intangible assets, income taxes, financing operations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

We derive our revenue from primarily three sources: (i) product revenue, which includes the sale of software licenses, (ii) subscription revenue in which subscribers to our software receive a time-based subscription to our “version-less” or self updating software, and (iii) service revenue, which includes software license maintenance and support, and advertising revenue. As described below, we make significant management judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if these judgments and estimates differ from actual results.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. In addition, we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our hosted software service transactions.

Fees received for our subscription based services are recognized ratably over the term of the associated subscription,which is typically one year. Customers pay no initial set up fee.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a credit card authorization as evidence of an arrangement for sales of software purchased over our Internet site. Sales through our resellers are evidenced by master agreements governing the relationship together with binding purchase orders on a transaction by transaction basis. Delivery generally occurs when a product is downloaded by the customer or delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not the collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For certain advertising customers, with whom we do not have extensive credit history, we only recognize revenue after we have fulfilled all our obligations and after we have received payment.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to the delivered component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to McAfee.com. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers.

Our arrangements do not generally include acceptance clauses.

We also enter into arrangements for the provision of advertising services based on page view of our web-site. Due to the fact that we do not have extensive credit history for most of the customers we enter into business with, we only recognize fees as revenue after we have fulfilled all our obligations and we have received the associates’ payments.

Accounting For Income Taxes.

As part of the process of preparing our financial statements we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure based on a standalone basis together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. Based on our history of losses, management has determined that it is more likely than not that the net deferred tax amount of $30.3 million at December 31, 2001 will not be recoverable. Accordingly, a full valuation allowance has been provided. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation Of Long-Lived And Intangible Assets And Goodwill.

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $11.6 million of goodwill. We had recorded approximately $5.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.5 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In 2002, we will adopt Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effects of which are disclosed under the subheading “Recent Accounting Pronouncements” on page 25 of this Annual Report on Form 10-K.

Results Of Operations

The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

	Year Ended December 31
	2001	2000	1999
Net revenue:
Subscription	49.8	30.9	2.2
Services	35.9	66.1	94.1
Product	14.3	3.0	3.7

Total net revenue	100.0%	100.0%	100.0%

Cost of net revenue:
Subscription	18.2	10.9	6.1
Services	11.2	21.8	56.9
Product	4.0	0.9	2.1

Total cost of net revenue	33.4	33.6	65.1

Gross profit	66.6	66.4	34.9

Operating expenses:
Research and development	26.1	28.3	28.1
Marketing and sales	19.2	66.7	70.9
General and administrative	12.4	19.5	51.6
Amortization of intangibles	9.2	20.1	—

Total operating expenses	66.9	134.6	150.6

Loss from operations	(0.3)	(68.2)	(115.7)
Interest and other income, net	6.3	10.3	1.7
Investment Write-down	(3.2)	—	—

Loss before provision for income taxes	2.8	(57.9)	(114.0)

Provision for income taxes	4.2	0.7	—

Net loss	(1.4)%	(58.6)%	(114.0)%

Net Revenue

Net revenue increased 32.2% to $62.0 million in 2001 from $46.9 million in 2000. Net revenue increased 91.4% to $46.9 million in 2000 from $24.5 million in 1999.

Subscription revenue is derived from subscriptions sold over the Internet. Subscription revenue increased to $30.9 million in 2001 from $14.5 million in 2000. The increase of subscription revenue from 2000 to 2001 was due to an increase in new customer purchases, renewal purchases from existing customers, and positive results from converting trial subscribers to the McAfee.com Clinic service into paying customers. We expect such a trend to continue in 2002. Subscription revenue increased to $14.5 million in 2000 from $540,000 in 1999. The increase of subscription revenue from 1999 to 2000 was primarily a result of our success at converting trial subscribers to the McAfee Clinic service into paying customers.

Service revenue includes revenue from software license maintenance and support, hosting arrangements fees from Beyond.com, and sales of advertisements as well as co-branding and sponsorship activities hosted on our web site. Service revenue decreased 28.1% to $22.3 million in 2001 from $31.0 million in 2000. The decrease in service revenue from 2000 to 2001 resulted from a decline in our ability to sell and implement sponsorship arrangements. This decline in sales was mainly due to the continued economic difficulty faced by the Internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods as the slow down in online advertisement and sponsorship activities continues. Additionally, in light of the sale of substantially all of the assets and customer contracts related to Beyond.com’s eStores business to Digital River, in the event that Digital River or any other successor to Beyond.com fails to perform as required under the agreement with Beyond.com, our business could be adversely affected. To a lesser extent, the decrease in service revenue from 2000 to 2001 also resulted from the introduction of a new retail boxed version of VirusScan 6.0 by Network Associates which included the introduction of post-contract customer support (PCS) at $4.95 per year. In order to remain competitive, starting in October 2001, we began offering one year of PCS for these products at $4.95. As a result of this new PCS pricing, the amount of revenue deferred on these products will be on average 14% of the sales price and recognized ratably over time as service revenue. Prior to this product release, the amount of revenue deferred on these types of products was on average 75% of the sales price and recognized ratably over time as service revenue. Service revenue increased 34.8% to $31.0 million in 2000 from $23.0 million in 1999. The increase in service revenue from 1999 to 2000 resulted from growth in selling and implementing advertising and sponsorship arrangements.

Product revenue includes revenue from Internet retail stores and license fees from the global affiliate program. Product revenue increased to $8.8 million in 2001 from $1.4 million in 2000. The increase in product revenue from 2000 to 2001 was due to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products during the year including the new retail boxed version of VirusScan 6.0. In connection with this offering and in order to remain competitive, starting in October 2001, we began offering one year of PCS for these products at $4.95. As a result of this new PCS pricing, the amount of revenue recognized on these products upon the sale of these products will be on average 86% of the sales price, while the remaining 14% of the sales price is deferred and recognized ratably over time as service revenue. Prior to this product release, we recognized on average 25% of the sales price as product revenue, while deferring 75% as service revenue. The net product revenue for 2001 was a favorably impacted by approximately $1.6 million due to the offering of one year PCS for $4.95. The success of our global affiliate program, which includes entering into strategic relationships with partners for the distribution of our products and services within a designated territory, which may be either a country or the customers of the strategic partner, also contributed to the increase in product revenue. In particular, in 2001 we entered into a strategic relationship with SourceNext for the distribution of the Japanese version of some of our products in Japan. This new strategic relationship accounted for $2.0 million in net product revenue and may result in additional license fees in 2002 and 2003. Alternatively, this strategic relationship represents a new and potentially non-recurring opportunity for us and as a result, license revenue from this and other similar transactions may not occur in future periods. In addition, we generated net revenue of $1.3 million in 2001 from the sale of Network Associates’ products pursuant to our reseller agreement with Network Associates, effective as of March 31, 2001. The revenue recognized under this reseller agreement is net of any license fees owed to Network Associates under this reseller agreement. Product revenue increased 53.2% to $1.4 million in 2000 from $914,000 in 1999. The increase in product revenue from 1999 to 2000 was attributable to an increase in sales of our software license via Internet retailers.

Sales of our anti-virus products accounted for approximately 19% of our net revenue in 2001, 24% of our net revenue in 2000 and 55% of our net revenue in 1999. Furthermore, the sale of software licenses through Beyond.com accounted for approximately 22% of our net revenue in 2001, 19% of our net revenue in 2000, and 38% of our net revenue in 1999.

Net revenue from outside of the United States represented 17.6% of total net revenue in 2001, 5.9% of total net revenue in 2000 and 0.2% of total net revenue in 1999. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers. Theses factors may have a material adverse effect on our future revenue.

Our net revenue and results of operations could fluctuate significantly year-to-year. Causes of such fluctuations may include the conversion of our web site users into paying subscribers and the rate at which they renew their subscriptions, seasonal purchasing patterns on the Internet, the number of users of our web site purchasing products offered through our web site and the mix of products purchased, the amount and timing of our operating expenses and capital expenditures, the percentage of revenue which is deferred, and costs related to potential acquisitions.

Cost of Net Revenue

There are four components of our cost of net revenue: technology cost, customer support cost, license fees and cost of processing our online subscription payments. The technology cost consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers and other related costs associated with the maintenance of the web site. The customer support cost consists of salary and benefit expenses for personnel providing customer support to our end users. The license fees are incurred under the technology cross license agreement with Network Associates, which gives us the right to sell single-user consumer licenses for the licensed Network Associates products over the web and through computer OEMs and e-retailers. The license fee is based on a percentage of net revenue derived from product sales that include the licensed technology. The license fee was 20% on January 1, 1999, and declined 1.625% per quarter until the rate reached 7% on January 1, 2001 and will remain at 7% thereafter. See Note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Cost of net revenue increased 31.0% to $20.7 million in 2001 from $15.8 million in 2000. The increase in our cost of net revenue from 2001 to 2000 was primarily due to increases in our technology costs and our customer support costs. We expect our technology and customer support costs to continue to increase in the foreseeable future. Cost of net revenue decreased 0.6% to $15.8 million in 2000 from $15.9 million in 1999. The cost of net revenue generally remained flat in 2000 compared to 1999 because we gained economies of scale within our infrastructure, which enabled us to maintain our cost structure despite increasing traffic.

Our cost of net revenue for product, subscription, and service are an allocation of technology cost, customer support cost, and license fees base on the revenue generated in each category. In addition to this allocation, cost of net subscription revenue also includes cost of processing on line subscription payments.

Cost of net subscription revenue increased to $11.3 million in 2001 from $5.1 million in 2000. Cost of net subscription revenue increased to $5.1 million in 2000 from $1.5 million in 1999. The increases in our cost of net subscription revenue from 2000 to 2001 and from 1999 to 2000 were due to an increase in volume of subscription sales.

Cost of net service revenue decreased 31.4% to $7.0 million in 2001 from $10.2 million in 2000. Cost of net service revenue decreased 27.1% to $10.2 million in 2000 from $14.0 million in 1999. The decrease in our cost of net service revenue from 2000 to 2001 and from 1999 to 2000 was because net service revenue decreased as a percentage of total net revenue from 1999 to 2001.

Cost of net product revenue increased to $2.5 million in 2001 from $439,000 in 2000. The increase in our cost of net product revenue from 2000 to 2001 was due to an increase in volume of sales. Cost of net product revenue decreased 13.2% to $439,000 in 2000 from $506,000 in 1999. The cost of net product revenue from 1999 to 2000 remained relatively flat due to the fact that product revenue remained flat as a percentage of total net revenue.

Research and Development

Research and development expenses consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation, as well as allocated overhead expenses. Research and development expenses, excluding stock based compensation of $1.2 million in 2001 and $239,000 in 2000, increased 15.4% to $15.0 million in 2001 from $13.0 million in 2000. Research and development expenses, excluding stock based compensation of $239,000 in 2000 and none in 1999, increased 88.4% to $13.0 million in 2000 from $6.9 million in 1999. These increases were due to significant investments in research and development headcount and infrastructure in 2001 and 2000 as we expanded and enhanced our service and product offerings. As a percentage of net revenue, research and development expenses, excluding stock based compensation, were 24.1% in 2001, 27.8% in 2000, and 28.1% in 1999. The decrease in research and development expenses as a percent of revenue was due mainly to revenue growth.

We are focusing our research and development resources on providing next-generation software services for Internet access devices initially focused on PC security and management delivered via the Internet. We expect that our research and development expenses will grow in absolute dollars as we continue to invest in development and enhancement of our products and services, but may fluctuate as a percentage of net revenue. We also expect an increase in research and development expenses related to the anticipated international expansion of our business. The timing and amount of our research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired, if any, during a given period.

Marketing and Sales

Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses, excluding stock based compensation of $36,000 in 2001 and $20,000 in 2000, decreased 62.0% to $11.9 million in 2001 from $31.3 million in 2000. A reduction in the number of our sales and marketing personnel and a decrease in the amount we spent on marketing campaigns led to the decrease in our marketing and sales expenses from 2000 to 2001. Marketing and sales expenses, excluding stock based compensation of $20,000 in 2000 and none in 1999, increased 79.9% to $31.3 million in 2000 from $17.4 million in 1999. The increase in 2000 compared to 1999 was mainly due to a significant investment in the marketing of our products and services, including advertising and promotions, as well as the development of strategic relationships. In 2000, we also continued a significant advertising campaign to build brand awareness, which began in June 1999. We also increased the number of our sales and marketing personnel to support this advertising campaign. Marketing and sales expenses, excluding stock based compensation, were 19.2% of net revenue for 2001, 66.7% of net revenue for 2000 and 70.9% of net revenue for 1999.

Even though marketing and sales expenses decreased in 2001, we expect such expenses to increase in absolute dollars in the future as we aggressively market our products and services to attract new paid subscribers, attempt to establish strategic relationships with third parties, and expand internationally. However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue.

General and Administrative

General and administrative expenses consist principally of charges under the corporate management services agreement with Network Associates and of salary and benefit expenses for administrative personnel. General and administrative expenses, excluding stock based compensation of $328,000 in 2001 and $140,000 in 2000, decreased 17.8% to $7.4 million in 2001 from $9.0 million in 2000. The decrease in general and administrative expenses from 2000 to 2001 was primarily due to a decrease in the cost of services provided by Network Associates and the partial release of a legal accrual of $525,000. General and administrative expenses, excluding stock based compensation of $140,000 in 2000 and $7.4 million in 1999, increased 69.8% to $9.0 million in 2000 from $5.3 million in 1999. An overall increase in business activity and headcount and, to a lesser extent, our move into a new corporate headquarters located at 535 Oakmead Parkway in Sunnyvale, California, led to the increase in our general and administrative expenses from 1999 to 2000. General and administrative expenses, excluding stock based compensation, were 11.9% of net revenue for 2001, 19.3% of net revenue for 2000, and 21.5% of net revenue for 1999.

Under the corporate management services agreement, amended as of January 1, 2001, Network Associates provides us services relating to tax, insurance, employee benefits and administration, corporate record keeping, payroll and information technology. In turn, we allocate a portion of these charges related to facilities to marketing and sales and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by Network Associates, the corporate management services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

Amortization of Intangibles

Amortization of intangibles decreased 39.4% to $5.7 million in 2001 from $9.4 million in 2000. The decrease in amortization of intangibles in 2001 compared to 2000 was mainly due to an impairment charge recorded in 2000. This impairment charge was a result of our year-end review of technology acquired in the year 2000 and was based on an assessment of its future potential. Amortization of intangibles increased to $9.4 million in 2000 from none in 1999. The increase in amortizations of intangibles in 2000 from 1999, was solely due to the acquisition of Signal 9 Solutions Canada, Inc. and Tufans Technology Corp., two privately held companies in 2000.

Interest and Other Income

Interest and other income decreased 16.7% to $4.0 million in 2001 from $4.8 million in 2000. Interest and other income consists of interest income and miscellaneous non-operating income and expense items. The decrease in interest and other income from 2000 to 2001 was due to lower interest rates generating lower interest income. Interest and other income increased to $4.8 million in 2000 from $405,000 in 1999. The increase from 1999 to 2000 was due to higher interest income generated from the investment of the proceeds of our public offering in December of 1999.

Write-Down of Strategic and Other Investments

We recorded write-downs of strategic investments of $2.0 million in 2001 and none in 2000 or 1999. These investment write-downs are all related to an other than temporary decline in value of our minority investments in two private companies.

Provision for Income Taxes

Our provision for income taxes was $2.6 million in 2001, $317,000 in 2000, and none in 1999. Our operations are included in Network Associates’ consolidated U.S. tax returns. Our effective tax rate for 2001, 2000 and 1999 was 148.5%, 0%, and 0% respectively. The increase in the effective tax rate from 2000 to 2001 was primarily attributable to taxes on foreign earnings. The valuation allowance for our deferred tax assets increased in 2000 and 2001. The increase was due to uncertainty regarding the Company’s ability to utilize certain deferred tax assets, primarily depreciation and amortization.

In 2000 and 1999, we had only included foreign withholding taxes in our financial statements. As we anticipate profitability, we started to include income tax provision in our financial statements in 2001. We have entered into a tax sharing agreement with Network Associates effective as of December 2, 1999. See Note 8 to the Consolidated Financial Statements of this form 10-K.

Stock-Based Compensation

Stock based compensation increased to $2.0 million in 2001 from $399,000 in 2000. Stock based compensation decreased 94.6% to $399,000 in 2000 from $7.4 million in 1999.

On April 22, 1999, Network Associates offered to substantially all of its employees including some employees who subsequently became our employees, but, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the then current fair market value of the stock. Options to purchase a total of 10.3 million shares of Network Associates common stock were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of Network Associate’s common stock on April 22, 1999. Based on the applicable accounting principles, including the guidance in FIN 44, the repriced options are subject to variable accounting. The new options vest at the same rate that the options they replaced would have vested. As a result, options to purchase approximately 9,364 shares at $11.063 were vested and outstanding at December 31, 2001.

In connection with the establishment of our company, employees who transferred from Network Associates were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for our shares and keep their vested Network Associates options. As a result, we issued to our employees options to purchase 1,224,700 shares of our Class A common stock. In addition our employees retained vested options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those which were repriced by Network Associates as of April 22, 1999. Under the applicable accounting principles, the new options to purchase shares of our common stock issued to our employees are considered to be replacement options and, therefore, like Network Associates options are subject to variable accounting. In addition, we must account for the Network Associates options retained by our employees using the variable accounting model.

Because the options are subject to variable accounting, we must remeasure the compensation expense on these options based on movements since July 1, 2000 in our and/or Network Associate’s stock price. Until our stock price exceeds $26.063 (the price on July 1, 2000), there will not be any further impact of the variable accounting treatment. The actual compensation charge to be recorded is remeasured at the end of each reporting period until the option is either exercised, cancelled without replacement or is forfeited. Once the option is exercised, cancelled without replacement or forfeited it is remeasured for the final time and the compensation charge will be fixed.

At July 1, 2000 our stock price was $26.063, and Network Associate’s stock price was $20.38. As of December 31, 2001 the stock prices were $33.91 and $19.75 respectively. We expense the compensation charge calculated to the statements of operations over the remaining vesting period using the accelerated method detailed in FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” If the option is fully vested any charge is recorded to operations immediately.

As of December 31, 2001, there were options outstanding to purchase 225,190 shares of our Class A common stock and 9,364 shares of Network Associates stock, all of which are subject to variable accounting. For the year ended December 31, 2001, we recorded stock-based compensation expense of $1.9 million. The ultimate amount of compensation to be recorded in respect of these options will be dependent upon movements in our stock price and the stock price of Network Associates. As a result, our results of operations may fluctuate in the future based on these movements. In addition the actual charge recorded could be materially different from that calculated as of December 31, 2001.

In 2001, the Company recorded a one time stock based compensation charge of approximately $116,000 for issuing 9,115 shares of stock to a non-employee. The options were valued at fair value, estimated using the Black Scholes option-pricing model. The stock was fully vested as of September 2001. As such, the determination of the total compensation to be recognized in connection with this grant was a final remeasurement of the fair value of the options as of September 2001.

In January 1999, five officers of Networks Associates were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. We recorded compensation charge of approximately $1.6 million for the six month period ended June 30, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a compensation charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to Networks Associates employees in September, October and December 1999.

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company is currently assessing the impact of the adoption of these issues on its financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 did not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, we will cease to amortize approximately $11.6 million of goodwill. We recorded approximately $5.6 million of amortization expense during 2001 and would have recorded approximately $7.5 million of amortization expense during 2002. In addition, we were required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves the following two-step process:

•
Step 1 — We compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

We expect to complete this review during the first quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

Liquidity and Capital Resources

At December 31, 2001, we had $64.5 million in cash and cash equivalents and $38.0 million in marketable securities for a combined total of $102.5 million. Approximately $8.2 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates. We currently pay down the entire intercompany balance at the end of quarter.

Net cash provided by (used in) operating activities was $21.8 million in 2001, ($9.7) million in 2000, and $456,000 in 1999.

Net cash provided by operating activities in 2001 resulted primarily from net loss adjusted for non-cash charges. Non-cash charges of $14.3 million include depreciation and amortization, write-down of our strategic investment, allowance for doubtful accounts and stock-based compensation. After excluding the effects of these non-cash charges, our net income would have been approximately $13.4 million for 2001. Additional cash was generated from an increase of $6.5 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. In addition, our other net working capital balances, primarily a decrease in our gross accounts receivable of $400,000 excluding write offs and an increase in our accounts payable and accrued liabilities balance of $1.4 million, also provided cash to operating activities.

Net cash used by operating activities in 2000 resulted primarily from our net loss before non-cash charges. Non-cash charges of $13.2 million include depreciation and amortization, impairment of intangibles, stock-based compensation, and allowance for doubtful accounts. Cash was generated from an increase of $5.4 million in our deferred revenue balance which results from the deferral of a portion of fees received from our customers. The increase in the cash from non-cash charge and deferred revenue is partly offset by a decrease in our accounts payable and accrued liabilities, an increase in our prepaid expenses and other current assets, and a decrease in our accounts receivable.

Net cash provided by investing activities in 2001 was $4.5 million compared to cash used by investing activities of $37.0 million in 2000. The cash generated in 2001 primarily consisted of the proceeds derived from our sales of marketable securities, offset by the cash used in connection with our acquisition of NeoWorx, Inc. and our purchases of additional marketable securities and property and equipment. Net cash used in investing activities was $37.0 million in 2000, relating to purchases of marketable securities, fixed assets, cash used in acquisitions, and investments in other Internet companies. During 1999, net cash used in investing activities was $21.8 million relating to purchases of marketable securities and fixed assets.

Net cash provided by financing activities was $12.7 million in 2001 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans. Net cash provided by financing activities was $4.9 million in the year 2000 consisting primarily of net proceeds from the issuance of common stock under stock option and stock purchase plans. In 1999, net cash provided by financing activities was $88.7 million consisting primarily of net proceeds from the issuance of common stock in our initial public offering as well as the change in the amount payable to Network Associates.

The following table sets forth future payments due under our lease obligations as of December 31 (in thousands):

2002	$1,401
2003	1,397
2004	1,463
2005	1,529
2006	517

Total minimum lease payments	$6,307

During 2001, a significant portion of our cash inflows were generated from operations. Because our operating results may fluctuate significantly, as a result of a decrease in customer demand or a decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

We believe our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds during this time period. Even if these additional funds are not required, we may decide to seek additional equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Related Party Arrangements

We have entered into certain agreements with Network Associates for the purpose of defining our ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties. We have also entered into certain agreements with other affiliates of Network Associates. Although these agreements or the transactions contemplated by these agreements may not have been effected on terms at least as favorable to us as could have been obtained from unaffiliated third parties, we believe that these agreements taken as a whole are fair to both parties and that the amount of the expenses contemplated by the agreements would not be materially different if we operated on a stand-alone basis.

Corporate Management Services Agreement.    On January 1, 1999, the Company entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides the Company certain administrative services. Under this agreement, Network Associates provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 the Company’s share of such costs was calculated based on headcount. In January 2001, the Company entered into an amended corporate management services agreement with Network Associates whereby the Company agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. Under this agreement Network Associates charged the Company $1.6 million, $5.8 million, and $3.7 million in 2001, 2000, and 1999, respectively.

The corporate management services agreement may be terminated either by us upon 30 days notice, or by Network Associates when it ceases to own a majority of our outstanding voting stock. Following a termination of this agreement, we may be unable to secure these services from others on acceptable terms. If we are unsuccessful in obtaining acceptable provision of these services upon termination of the corporate management services agreement, our future financial performance could be adversely affected.

Cross License Agreement.    We entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted us worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, we are required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, we have granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. In consideration for the rights granted under this license, Network Associates is required to pay us a royalty of $250,000 per quarter.

During 2001, 2000, and 1999, we were charged $2.4 million, $2.2 million, and $2.4 million for royalties, respectively. For the year ended December 31, 1999, we were charged $4.4 million for support services. As of January 1, 2000, Network Associates agreed to no longer charge us for support services as we provide these services to our customers on an on going basis. There were no support services charges for the years ended December 31, 2001 and 2000.

Tax Sharing Agreement.    We have entered into a tax-sharing agreement with Network Associates under which we calculate income taxes on a separate return basis. We will be included in Network Associates’ consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between us and Network Associates, during the period in which we are included in Network Associates’ consolidated group, we could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of Network Associates’ consolidated group.

Under the tax sharing agreement, Network Associates and each other member has agreed to indemnify us if we are required to pay any tax liability amount in excess of its hypothetical separate income tax liability, provided we are not in default in our obligation to pay such hypothetical separate income tax liability to Network Associates.

The tax sharing agreement will terminate if we are no longer eligible to join Network Associates in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carry forward amounts would not be available to us upon departure from the group. Under the tax sharing agreement, we will not be reimbursed for any such loss of tax benefits.

Indemnification and Voting Agreement.    We have entered into an indemnification and voting agreement with Network Associates which became effective on December 2, 1999. Except under certain specified circumstances, Network Associates will indemnify us for all losses related to any third party claims relating to events or circumstances arising out of actions or inaction of Network Associates, including its subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as Network Associates owns at least 20% of our outstanding voting power, it will vote its shares of our common stock in favor of the election of two independent directors.

Registration Rights Agreement.    We have entered into a registration rights agreement with Network Associates that entitles Network Associates to include its shares of our common stock in any future registration of common stock made by us, other than any registration statement relating to an acquisition or a stock option plan. In addition, at any time after six months from December 2, 1999, Network Associates or certain transferees can request that we file a registration statement so they can publicly sell their shares. We have agreed pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by Network Associates or certain transferees in connection with any such registration.

Japanese Distribution Agreement.    On April 28, 2000, we entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of our products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. We will receive a license fee. We, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During 2001, and 2000, we recognized product revenue relating to license revenue from NAC of $1.8 million and $861,000, respectively. As of December 31, 2001, there was no account receivable from NAC.

Reseller Agreement.    Effective as of March 31, 2001, we entered into two Reseller Agreements with Network Associates—one with us as the reseller (“Company Reseller Agreement”) and one with Network Associates as the reseller (“Network Associates Reseller Agreement”). Under the Company Reseller Agreement, we are permitted, among other things, to resell Network Associates products to business customers worldwide, except in Japan, for individual small office use. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell our products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. For 2001, we paid Network Associates $1.7 million in license fees under the Company Reseller Agreement. We generated revenue, net of the amount paid to Network Associates, of $1.3 million for 2001 from the sale of Network Associates products under the Company Reseller Agreement. To date, we have not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward looking statements in this report.

Factors Related to Our Relationship with Network Associates

As of December 31, 2001, Network Associates beneficially owned approximately 76% of our outstanding common stock, representing approximately 90% of the overall voting power of our capital stock.

The loss of our license with respect to the core technology and intellectual property owned by Network Associates would substantially harm our business.

We license much of the core technology and intellectual property underlying our existing and planned online applications services and McAfee-branded products from Network Associates under a technology cross license agreement that we entered into in January 1999. We also license the McAfee trademark from Network Associates under the license agreement. Our license agreement with Network Associates has a perpetual term, provided that Network Associates may terminate the license agreement if we fail to cure any material breach within 30 days after being notified by Network Associates of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination. Any loss of our rights with respect to the core technology and intellectual property licensed to us by Network Associates under the license agreement would prevent us from selling certain of our services and products, thereby substantially harming our business.

Most of our agreements with Network Associates are not the result of arm’s length negotiations and as a result the agreements may be less favorable to us than if the agreements were negotiated at arm’s length, which could have an adverse impact on our business and prospects.

Most of our agreements with Network Associates were negotiated when we were a wholly owned subsidiary of Network Associates and one of our two directors at that time was a director of McAfee.com and the chief executive officer of Network Associates. In addition, at the time certain agreements with Network Associates were negotiated Network Associates employed Srivats Sampath, our president and then the only other director of McAfee.com. Mr. Sampath is currently an officer with Network Associates. Because these agreements may be less favorable to us than if they had been negotiated at arm’s length, the terms of these agreements could have an adverse impact on our business and prospects.

We may be unable to pursue business opportunities available to us because of our relationship with Network Associates, which could adversely affect our revenues and business.

Our ability to sell our services and products and to pursue certain business opportunities is restricted by the terms of the technology cross license agreement we entered into with Network Associates in January 1999 and the reseller agreement we entered into with Network Associates in March 2001. Under the technology cross license agreement, we are limited to providing licenses for products and services sold over the Internet or Internet-based products directly to end users for individual consumer or individual small office use. We may also sublicense the current version of the licensed software product to original equipment manufacturers for sale to end users for individual consumer or small office use under the technology cross license agreement. Under the reseller agreement, we are permitted to resell certain Network Associates products to business customers, subject to certain terms and conditions. Under the technology cross license agreement, we are also prevented from offering products which compete with similar Network Associates products. In order to use the licensed technology in pursuing a business opportunity that is outside the scope of the licenses granted to us by Network Associates, we must negotiate exceptions to our licensing restrictions with Network Associates. Network Associates may not agree to these exceptions, or in exchange for these exceptions it may impose significant terms and conditions on us, which could impede or prevent us from pursuing a specific business opportunity. In addition, our ability to take advantage of a specific business opportunity may be affected by Network Associates’

influence on our board of directors, its voting control over us and our comparatively limited resources. If we are unable to pursue business opportunities as a result of restrictions contained in our technology cross license agreement and reseller agreements with Network Associates, our business and revenues could be adversely affected.

Our hosted products and services compete with some of Network Associates’ products and services, which could have a negative impact on our revenues.

Our hosted products and services compete with Network Associates’ products and services on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates has significantly greater resources to compete with us with respect to each of these factors. Because our competing products incorporate a number of the same features and share the McAfee brand, if Network Associates is able to offer its products and services at prices that are lower than the prices at which we are able to offer our products and services, we may lose some of our customers to Network Associates, which would have a negative affect on our revenues. Network Associates offers its competing products, including “shrink wrapped,” boxed versions of McAfee VirusScan and McAfee Office, through traditional non-online distribution channels, such as retail stores. Network Associates also provides hosted online products and services to businesses. We sell hosted our online products and services to single-user consumers and individual small office users worldwide, and resell Network Associates products to certain business customers outside of Japan. If customers prefer Network Associates’ method of software delivery to our method of software delivery, we may lose some of our customers to Network Associates, which would have a negative impact on our revenues. In addition, customer confusion in distinguishing the services and products we offer from those offered by Network Associates, and Network Associates’ greater resources to promote its products, services, and delivery method, could also result in a loss of our customers to Network Associates and lower revenues for us.

Network Associates’ ability to exert control over us could result in actions that are not consistent with the interests of our other stockholders, particularly with respect to a change of control.

Network Associates’ substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. As of December 31, 2001, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 90% of the overall voting power of our outstanding capital stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding capital stock. This voting power will enable Network Associates to:

•
elect our entire board of directors, subject to Network Associates’ contractual obligation to vote in favor of at least two independent directors or at least a majority of independent directors if a change of control of Network Associates takes place that is not approved by the continuing directors affiliated with Network Associates;

•	control matters submitted to a stockholder vote, including mergers and consolidations with third parties and the sale of all or substantially all of our assets; and

•	otherwise control or influence the business direction and policies of McAfee.com.

Two of our current board members are affiliated with Network Associates. George Samenuk is Network Associates’ chief executive officer, and Stephen C. Richards is Network Associates’ chief financial officer and chief operating officer. In addition, our chief executive officer, Srivats Sampath, is also an officer of Network Associates.

Network Associates’ voting control and board influence may have the effect of discouraging many types of transactions involving a change of control, including transactions in which the holders of Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, we have elected not to be subject to Section 203 of the Delaware General Corporation Law, which would restrict “business combinations” between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and in certain cases by our stockholders. As a result, for example, as long as Network Associates owns more than 50% of the outstanding common stock, Network Associates could effect a change in control of McAfee.com through sales of its shares without our other stockholders having an opportunity to participate in the transaction.

We rely on Network Associates to adequately protect and defend our licensed technology and intellectual property, and any failure by Network Associates to do so could adversely impact our business.

We rely on Network Associates to protect the technology and intellectual property that it licenses to us through a combination of patent, trademark, trade secret and copyright law, and contractual restrictions. Despite precautionary measures that Network Associates or we may take, third parties could copy or otherwise obtain or use the technology and intellectual property we license from Network Associates without authorization or develop similar technology independently. Our technology cross license agreement with Network Associates generally does not permit us to take independent legal action against third parties to enforce Network Associates’ intellectual property rights. In the future, Network Associates may be subject to litigation related to the technology and intellectual property licensed to us. Any adverse determination in litigation with respect to the technology and intellectual property we license from Network Associates could result in the loss of our rights to such technology, and it could prevent us from selling our services and products, subject us to significant liabilities, or require Network Associates and/or us to seek licenses from third parties that may be expensive, each of which could adversely impact our business.

If Network Associates’ research and development efforts with respect to the anti-virus and other technologies which we license from them are inadequate, unsuccessful, or untimely, our ability to compete in our markets and our revenues would be adversely affected.

Under our technology cross license agreement with Network Associates, Network Associates licenses to us all future improvements in their technology as part of the licensed technologies. Our research and development efforts have focused on adapting the licensed technology for sales of products and services over the Internet. We do not plan to undertake independent research and development efforts relating to the anti-virus technology licensed from Network Associates but instead plan to rely on future improvements developed by Network Associates. Accordingly, we will not control whether these products will:

•	continue to recognize and eliminate new computer viruses;

•	correctly report the absence of computer viruses;

•	incorporate leading-edge technology; or

•	be adequately protected from infringement by third parties or infringe upon the intellectual property rights of third parties.

Because we rely on Network Associates’ ongoing research and development efforts for our anti-virus services and products, our ability to introduce additional or enhanced anti-virus services and products is directly impacted by the success of Network Associates’ related research and development efforts. If Network Associates does not commit sufficient resources to these efforts, or if its efforts are unsuccessful or untimely, the quality of our anti-virus products would suffer, which would have an adverse impact on our ability to compete in our markets and diminish our revenues. We also would be required to commit significant resources to our own research and development efforts which would negatively impact our operating results. In addition, if we were required to commit resources to our research and development efforts, our ability to maintain any technological leadership currently provided by Network Associates would be severely constrained by our relatively limited capital resources, engineering capabilities, and other resources necessary to timely develop and introduce additional or enhanced anti-virus services and products.

Because we share the McAfee brand with Network Associates, its activities related to its McAfee-branded products could harm our brand and our competitive position.

The value of our McAfee.com brand is closely linked to the reputation of Network Associates’ McAfee-branded software, such as VirusScan. Network Associates owns the McAfee trademark and will continue to maintain the right to control the sale of McAfee and other Network Associates-branded “shrink-wrapped,” boxed software into non-online and corporate channels. Our McAfee.com brand and competitive position could be harmed by publicity surrounding inadequate levels of consumer support for, or poor performance of, Network Associates’ McAfee-branded products, particularly McAfee VirusScan, and customer confusion related to Network Associates’ continued sale of McAfee-branded products in non-online channels and corporate channels including the on-line offering of anti-virus products to businesses. Any harm to our McAfee.com brand and competitive position would impair our ability to attract new customers or to retain our existing customers, which would adversely impact our revenues.

We rely on Network Associates to provide critical services to us, and any failure on its part to effectively do so could adversely impact our results of operations.

We currently rely on Network Associates for some cash management functions, tax and payroll administration, insurance, employee benefits administration, and other services. We have entered into a services agreement with Network Associates for the provision of these services, which automatically renews for successive one year periods unless it is otherwise terminated. If this agreement is terminated or if Network Associates fails to satisfactorily provide these services, we would be required to provide these services internally or find a third-party provider of these services. Any services we choose to provide internally may not be as cost-effective as those that Network Associates is currently providing, particularly in light of our lack of experience in managing these critical services ourselves, which could have an adverse impact on our results of operations. If we are required to obtain these services from a third party, we may be unable to do so in a timely, efficient, and cost effective manner, or the services we receive may be inferior to those that Network Associates is currently providing, which also could adversely impact our results of operations and divert management’s attention.

Factors Related To Our Business

Our applications service provider business model is relatively unproven, and our revenues depend on market acceptance of our hosted applications.

As a managed services provider, we provide consumers with online access to PC security and management software applications hosted on our servers. Under this managed service model, consumers “rent versus buy” our software, which means PC users purchase a license to use the software hosted on our servers for a limited duration of time with all version updates included, as opposed to purchasing a single version of traditional software with perpetual access to only one version. Broad consumer acceptance of our hosted services is subject to a number of potential factors, including:

•	consumers’ reluctance or unwillingness to incur ongoing or full subscription fees for our hosted services, particularly following an introductory period of discounted fees or free access;

•	consumers’ reluctance to change their software purchasing behavior in favor of services hosted on our servers;

•	consumer concerns regarding the effectiveness of hosted PC services compared with software that is entirely on a user’s PC;

•	consumer concerns about whether the Internet is fast and reliable enough to deliver critical PC security and management functions effectively;

•	our ability to properly price our services to generate the greatest revenue potential;

•	the introduction of new services and products by third-party competitors; and

•
consumer concerns about privacy protection relating to the use of online services and misconceptions about the process we have designed to protect consumer privacy by ensuring that all PC scans are done locally at the PC, all information about the user’s PC is transmitted to us anonymously, and no scanned data is stored by us.

If consumers do not accept the hosted services we offer, we may be unable to continue to attract new customers or to retain our existing customers, which would adversely impact our revenues.

If we are unable to effectively sell renewal subscriptions to our services, our revenues would be adversely affected.

We derive a substantial portion of our revenue from the sale of annual subscriptions to our various security and management application services. In addition to attracting new subscribers, in order to expand our subscriber base we need to achieve a high rate of customers renewing their subscriptions upon expiration. We have been and will be required to expend substantial marketing, customer service, and technical resources to promote subscription renewals, and we are offering discounted prices to increase the rate of our subscription renewals. This effort may result in higher costs and in reduced average subscription revenue per subscriber. If we are unable to renew subscribers at a sufficient rate, we would likely be unable to maintain or increase our subscriber base and our revenues would be adversely affected. In addition, a reduction in our subscriber base would result in a loss of the opportunity to increase our average revenues per subscription by marketing additional services and products to subscribers, which could have a negative impact on our total revenues.

Any failure on our part to develop, maintain, and enhance strategic relationships will limit our ability to expand our distribution and increase our revenues.

Our distribution strategy requires us to develop and maintain strategic relationships with third parties, including Internet portals, Internet shopping sites, and Internet access providers. We believe that the establishment of additional strategic relationships will be critical if we are to expand our business, and our efforts may not be successful. In particular, during 2000, 2001 and until Beyond.com completes the sale of all of the assets used in its eStore business to Digital River or another successor, we will have a material reseller relationship with Beyond.com. If Digital River or another successor does not provide the services formerly provided to us by Beyond.com in a timely and satisfactory manner, our business could be harmed and we would be required to replace Digital River or such other successor. In addition, to secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights to our strategic partners that could have an adverse affect on our gross margins and our ability to increase our revenues. Further, even if we do succeed in establishing additional strategic relationships, they may not result in our generating additional subscriber or customer relationships or increased revenues.

Our revenue growth may be dependent on our ability to enter into and perform under relationships with strategic partners for the distribution of our products and services within certain markets outside the United States.

Our revenue growth is increasingly dependent on sales of our services and products in markets outside the United States, and we rely on our strategic partnerships with distributors of our products for these sales under our global affiliates program. Under our global affiliate program, we are pursuing strategic partnerships with distributors of our products and services in certain markets outside the United States. In the six months ended December 31, 2001, for example, we had a significant increase in product revenue as a result of our exclusive relationship with SourceNext, our strategic partner distributor in the Japanese market. Our revenues could be adversely impacted if we are unsuccessful in identifying new strategic business opportunities in markets outside the United States, converting these opportunities into revenue-producing relationships and, depending on whether the structure of that relationship would violate restrictions imposed on us under our license with Network Associates, obtaining the required consents from Network Associates. For example, under our license with Network Associates, Network Associates retained the right to distribute competing products in non-online distribution channels. Accordingly, in order to grant our Japanese distributor distribution rights in the Japanese non-online distribution channel, we were required to obtain Network Associates’ prior consent. There is no guarantee that Network Associates will consent to similar exceptions to the license restrictions contained in our license agreement, or Network Associates may impose significant terms and conditions in connection with its consent to these exceptions. These Network Associates actions could significantly limit the scope of our strategic relationships or their potential benefit to us. In addition, if we are unable to successfully manage our strategic partner relationships in our global affiliates program, our revenues could be negatively impacted. Furthermore, we face risks in the operation of our global affiliate program, including:

•	we may be unable to perform under strategic relationships which are established, which could subject us to liability to our strategic partners and adversely impact our results of operations;

•	revenue generated under our global affiliate program may be one-time and non-recurring;

•	potential delays in our timing in product development and preparation for use of our services and products in certain markets outside the United States could have an adverse affect on our revenues;

•
potential for damage to our brand name due to actions taken by our strategic partners which may be out of our control and could harm our business in the markets where such distributors distribute our products;

•	failure or inability to adequately localize our products and services for consumers in certain markets outside the United States, which could have an adverse affect on our revenues;

•	the ability of strategic partners to terminate their relationships with us, which could have an adverse effect on our revenues; or

•	our strategic partners may give greater priority to the sale of products that compete with our products.

Our failure to hire and retain key management personnel and other qualified individuals could harm our business.

We are substantially dependent on the continued services of our senior management, including Srivats Sampath, our chief executive officer, and Evan Collins, our chief financial officer, as well as key technical and engineering personnel. We do not have employment agreements with any of our senior management or key personnel, and we do not maintain any “key person” life insurance policies. If we lose the services of any members of senior management or key personnel, our business could be harmed.

In addition to retaining and motivating our current management and technical employees, we must attract and train new employees in key areas of our company, including marketing and sales, research and development and web information technologies functions. Recent volatility in our stock price may make it more difficult for us to retain existing employees and attract new employees. An increase in employee turnover and our failure to attract and train new employees may impede our productivity, increase our costs, and degrade our overall technical and management experience, which could harm our business.

Reliable access to our web site is critical to our business, and our inability to effectively manage our web site traffic and information technology infrastructure could adversely affect our business.

Customer access to our web site directly impacts the number of subscriptions and products we sell. Accordingly, if our potential or existing customers find it difficult or are unable to access our web site and download products and information due to a failure of our information technology (IT) infrastructure or the Internet, the attractiveness of our hosted products and services and our revenues may decrease. We have experienced significant growth and fluctuations in the traffic to our web site. To meet increased traffic demands and potential future traffic increases, we recently expanded our IT infrastructure and continue to add additional infrastructure based on our anticipated requirements. If we are unable to effectively expand and maintain our IT infrastructure to accommodate traffic increases, particularly sudden and severe traffic increases associated with unanticipated events such as virus outbreaks, consumers may experience difficulties in accessing our web site or in downloading products and information from our web site. For example, we experienced significant temporary increases in traffic to our web site during the three months ended September 30, 2001 in response to the Nimda and SirCam viruses. Currently, the IT infrastructure supporting our web site operates at approximately 30% capacity based on average daily traffic levels. These capacity estimates are based on measuring existing web site traffic against the bandwidth specifications of our installed hardware. In addition, our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. Increases in total Internet traffic have caused episodes of diminished performance, requiring Internet service providers and Internet users to upgrade their infrastructures. Accordingly, if Internet service providers and Internet users fail to upgrade their infrastructures to increase the speed and reliability of the Internet, our revenues and business opportunities could be diminished.

We expect our operating results to fluctuate for a number of reasons that could affect our stock price in the future.

If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our Class A common stock could be adversely affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors including:

•
the number of visitors to our web site, the proportion of visitors that become registered users, the proportion of registered users that convert to paying online subscribers and the rate at which they renew their subscriptions;

•	seasonality, such as during summer months, when Internet usage is typically lower;

•	the number of visitors to our web site who purchase products offered through our web site and the mix of products purchased;

•	the amount of advertising purchased on our web site and the price we may be able to charge for advertising on our web site;

•	the percentage of revenue which is deferred, which may fluctuate based on the change in product or service mix and/or pricing;

•	costs related to potential acquisitions of businesses or technologies;

•	our success in branding and marketing third party products and services; and

•	one-time, non-recurring revenue recognition resulting from our global affiliate program.

Competition from other vendors may render our products obsolete or lead to fewer sales of our products or a reduction of our market share.

Vendors of hardware and of operating system software or other software, such as e-mail software, may enhance their products or bundle separate products to include PC security and management software similar to our products. This competition from vendors and their widespread inclusion of products that perform some of the same or similar functions as our products within computer hardware or other software, such as those offered by our current competitors Dell and Microsoft, could render our services and products duplicative or obsolete and result in fewer sales and reduced market share, which would adversely impact our revenues. Even if these incorporated products are inferior or more limited than our products, consumers may nevertheless believe that the incorporated products eliminate the need to purchase our services and products separately. If we were unable, either directly or indirectly through Network Associates, to develop new PC security and management services and products to further enhance operating systems or other software and to successfully replace any obsolete services and products, our business would be adversely affected.

If our services and products do not perform in accordance with our customers’ expectations, the reputation of our services and products and our business may be harmed and consumers may make claims against us.

Our anti-virus services and products may fail to effectively detect and respond to existing or newly developed computer viruses, which could adversely impact the reputation of our services and products and our revenues from sales and/or lead to customer claims against us. This risk is especially acute for anti-virus software because of the rate at which new viruses are introduced, the challenges involved in widely disseminating updates before customers have been infected by new viruses, and the severity of the harm that consumers may suffer as a result of viruses. Our anti-virus technology also may cause a “false alarm” by detecting viruses that do not actually exist. These “false alarms,” while typical in the industry, may impair the perceived reliability of our products and services. In addition, our PC management services may not perform effectively, causing a consumer to accidentally lose or delete a file and other related data, which could adversely impact the reputation of our products and our revenues from sales and/or lead to customer claims against us. Furthermore, our Internet security services and products may not effectively protect consumers from questionable system intrusions and leave customers vulnerable to threats from hackers, which could adversely affect the reputations of our services and products, our revenues from sales and/or lead to customer claims against us. We seek to limit our exposure to potential product liability claims through disclaimers and limitation of liability provisions in our electronic and shrink-wrap licenses, but these measures, particularly those involving unsigned licenses, may not be effective under the laws of some jurisdictions.

If Microsoft technology fails to maintain its market share, our business will be adversely affected.

Currently, our online services are designed exclusively for PCs running Microsoft’s Windows 95, Windows 98, Windows 2000, Windows XP and Windows NT operating systems. For our web browser interface, we utilize Microsoft’s Internet Explorer technology. We do not support Netscape browser technology except through use of specialized software, commonly referred to as “plug-ins,” that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft’s Internet Explorer must reside on the user’s PC. If Microsoft’s technology ceases to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

Our failure to continually adapt to rapid technological change occurring in the markets for our services and products and to introduce new services and products that achieve broad market acceptance could adversely affect our revenues.

The market for our hosted services and products is subject to rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our web site. We also must remain compatible with evolving operating systems and develop services and products that are compatible with new or otherwise emerging operating systems. These efforts may require us to internally develop increasingly complex technologies or license them from Network Associates or other parties. We also must work through our strategic relationships to expand and enhance the content on our web site. Developing and integrating new services, products, or technologies into our web site could be expensive and time-consuming and could have a negative affect on our operating results. In order to successfully include new features, functions, and services in our products, they must be compatible with new hardware and operating systems that third parties may introduce. We have no control over, and limited insight into, the development efforts by these third parties with respect to new hardware and operating systems, and we may not be able to respond effectively or in a timely manner to such changes in the market. If we fail to develop and introduce or acquire new features, functions or services on a timely basis that achieve market acceptance and enhance our brand loyalty, we may be unable to continue to attract new customers or to retain our existing customers, which would adversely impact our revenues.

Competition from other companies that offer PC security and management products and services could reduce our revenue and market share.

The market for PC security and management products is intensely competitive and we expect competition to increase in the near-term. Competitive factors affecting our market include:

•	relatively low barriers to entry, allowing current and new competitors to launch new Internet sites at a relatively low cost using commercially available software;

•	the ability of some of our present and future competitors to offer their products and services at substantial discounts or for free;

•	new technologies that may increase competitive pressures by enabling our competitors to offer lower-cost services; and

•	web-based applications that direct Internet traffic to web sites and users to computer management services that compete with ours.

Increased competition could adversely affect our operating results by causing us to lose customers and market share or by reducing the prices we can charge for our services and products. Some of our current, and many of our potential, competitors have longer operating histories, larger customer bases, and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. As a result, some of our competitors may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than we are able to provide, which could result in lower gross margins for us, a loss of our market share, and diminished value of our brand. In response to such competition, from time to time we may make pricing, service or marketing decisions or acquisitions in response to changes in the competitive environment that fail to attract new customers or retain our existing customers, which could have a negative impact on our operating results.

Our intended expansion into international markets could expose us to related risks that could harm our business.

We currently are expanding our operations outside the United States. To expand our business, we intend to continue to develop subscriber relationships with users outside of the United States. Expansion of our business to international consumers poses significant challenges, including the creation of non-English language or localized versions of our web site. Conducting business outside of the United States is subject to additional risks, including:

•	difficulties related to online payment processing, including foreign currency issues and transacting with consumers who do not have credit cards;

•	currency fluctuations;

•	providing customer support in local languages and time zones;

•	the burden of complying with foreign laws, including uncertain and evolving privacy and consumer protection laws of Europe, which may include restrictions on e-mail marketing;

•	difficulties in securing an international provider of fulfillment services for shrink-wrapped software; and

•	political or economic instability or constraints on international trade.

Any of the foregoing factors could adversely affect our present and future international operations and, as a result, harm our business prospects and financial results.

Volatility in the capital markets and a slowdown in the business of many Internet companies may substantially reduce our advertising and sponsorship revenue.

We derive a significant portion of our revenue from our Internet advertising, which is subject to uncertain demand from our current and potential clients and are difficult to forecast accurately. Currently, the majority of our advertising revenues come from advertisements displayed on our web site from Internet companies through sponsorship arrangements and online marketing affiliate arrangements. Volatility in the capital markets and a slowdown of the business of many Internet companies, especially those which are in the early stages of development or have undertaken expansive advertising campaigns to build an online marketing presence, has caused many of our adverting customers to:

•	reduce their e-commerce and advertising relationships with us;

•	elect not to enter into long-term agreements, or agreements involving large, up-front payments or slotting fees payable to us;

•	require shorter-term agreements with us and payments made over time based on actual performance; and

•	face difficulties in paying for existing or new obligations owed to us.

These conditions could have a material adverse effect on our business, operating results and financial condition. In addition, our ability to continue to achieve advertising revenue further depends upon:

•	growth of our user base;

•	our user base being attractive to advertisers;

•	acceptance by advertisers of the Web as an advertising medium; and

•	our ability to transition and expand into other forms of advertising.

We may face liability relating to content on, or services and products sold from, our web site, which could adversely impact our business.

Our web site provides third-party content and links to other web sites. We could be exposed to claims related to copyright or trademark infringement, errors or omissions, or other wrongful acts by the third parties whose content we provide or whose web sites are linked with ours, which could adversely affect our results of operations. We enter into agreements with purchasers of products or services through direct or indirect links to or from our web site. These arrangements may expose us to additional legal risks and uncertainties, including government regulation and potential liabilities to consumers of these products and services, even if we do not provide the products and services ourselves, which could adversely impact our business.

If we are unsuccessful in protecting our intellectual property and proprietary rights, we may be unable to prevent third parties from using these rights, we may lose these rights, or we may be required to pay damages or royalties.

We regard substantial elements of our web site the underlying technology and our other technology, such as McAfee Personal Firewall, as proprietary to McAfee.com. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect proprietary information and technology. Despite our precautionary measures and those of Network Associates with respect to the proprietary technologies we license to it, including the technology which enables us to provide hosted products and services, it is possible that third parties could copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently, and the intellectual property laws on which we rely may be ineffective in preventing such unauthorized copying or use, which would adversely affect sales of our services and products and, accordingly, our revenues. From time to time, third parties may claim that our products and services infringe upon their rights. These claims might require us to pay damages or royalties or prevent us from selling certain of our services and products, which would harm our business. Any infringement claims, with or without merit, could lead to costly litigation that could absorb significant management time and require substantial expenses, which would have an adverse impact on our results of operations. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

We could face claims for invasion of privacy or failure to comply with our privacy policy, which could adversely impact our results of operations.

We collect and use data from our customers to process their orders for our services. This creates the potential for claims to be made against us based on invasion of privacy or other legal theories. We post our privacy policy and practices concerning the use and disclosure of customer data. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially have an adverse affect on our business. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed, which could adversely impact our results of operations.

We may need additional financing to achieve our business objectives, and if such financing is unavailable, our business could be harmed.

We may need to obtain additional financing to fund more rapid expansion of our operations, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be required to lower our operating expenses by scaling back our operations, such as reducing our marketing and research and development expenditures, which could harm our business.

Internet stocks have been volatile and our stock price may fluctuate significantly and may cause a decline in the price of our shares.

The trading prices of our stock, like the trading prices of the stock of many other Internet or e-commerce companies, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to our operating performance or the operating performance of other Internet companies. During 2001, our closing stock price on the NASDAQ ranged from a high of $38.20 to a low of $4.75, and the closing price on December 31, 2001 was $33.91. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions, and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects, or operating results.

We face risks associated with past and future acquisitions.

As part of our growth strategy, we may acquire companies, products and technologies that are complementary to our business. These activities involve a number of risks and we may not realize the expected benefits of these transactions. The integration of an acquired company or technology involves a complex, time consuming, and expensive process. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls, and human resource practices. In order to successfully integrate our completed and other potential acquisitions, we may need to, among other things, successfully:

•	integrate and retain key management, sales and other personnel;

•	integrate the acquired products into our service and product offerings both from an engineering and sales and marketing perspective;

•	integrate and support pre-existing supplier, distribution, and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities.

The difficulties of integrating an acquired company may be exacerbated by the geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined. Successful acquisitions also may be more difficult to accomplish in the high technology industry than in other industries, and will require the dedication of our management resources. Management’s focus on the integration of operations may distract attention from our day-to-day business, and may disrupt key research and development, marketing, or sales efforts, each of which could have an adverse impact on our business. If we fail to successfully integrate any acquisition we may make, we could lose market opportunities that result in an adverse impact on our revenues. Even if an acquisition or alliance is successfully integrated, we may not receive the combined benefits of the transaction. For example, at December 30, 2000, we wrote off goodwill associated with a June 2000 acquisition of technology.

Factors Related To The Internet Industry

Current and future legislation could limit our ability to expand our contextual e-commerce services and licensing efforts, which could adversely impact our revenues.

Legislation has recently been enacted in several states restricting the sending of unsolicited commercial e-mail. The federal government and several other states are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited e-mails include “opt-out” instructions and that senders of such e-mails honor any “opt-out” requests. In addition, the European Union’s Directive on Data Protection, adopted in 1998, restricts the transfer of personal data to non-European Union countries, including the United States, that do not provide an adequate level of privacy protection. We cannot be certain that this European Union Directive will have no impact on our expansion of our contextual e-commerce services, particularly if we choose to target new market opportunities in Europe. Future legislation or the application of existing legislation may harm our business. There is a growing body of laws and regulations applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state, and local level relating to the Internet or e-commerce services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or e-commerce. In turn, the adoption of these laws and regulations could increase our cost of doing business because we currently rely on direct-targeted e-mail campaigns as an element of our marketing and sales strategy. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

Taxation of Internet transactions could slow the growth of e-commerce and substantially harm our revenues.

The tax treatment of electronic commerce is currently unsettled. A number of proposals have been made at the federal, state, and local levels and by various foreign governments to impose taxes on the sale of goods and services and other e-commerce activities. Recently, the Internet Tax Nondiscrimination Act was signed into law, extending the three-year moratorium on new state and local taxes on Internet commerce until November 1, 2003. However, future laws may impose taxes or other regulations on e-commerce, which could substantially impair the growth of e-commerce and substantially harm our revenues.

If our internal network infrastructure is disrupted by computer hackers or by other occurrences, our business may be adversely affected.

Our operations depend upon our ability to maintain and protect our computer systems, which are located in Santa Clara and Sunnyvale, California with a completely redundant facility in Ashburn, Virginia. Given our high profile in the security software market, we are an attractive target for skilled computer users commonly referred to as “hackers” or “crackers” who attempt to gain unauthorized access to computers or computer networks. In the past, we have been a target of hackers who have, among other things, attempted to penetrate our network security or created viruses to sabotage or otherwise attack our web site. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar efforts or viruses may be created or replicated in the future. In this event, our web site or users’ computer systems could be damaged and, as a result, demand for our software services and products may suffer, which would negatively affect our revenues. In addition, we could be subject to denial of service attacks, a type of Internet attack that bombards a web site with information requests, eventually causing the web site to overload, delaying or disrupting service. Our relationships with our subscribers and customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are not effective, causing our revenues to decrease and our business to suffer. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or harm our reputation. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers, which would have a negative affect on our results of operations.

We have not experienced any material outages to date. However, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods and general business interruptions, the amount of coverage may not be adequate in any particular case.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial Risk Management

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

The following tables present the hypothetical changes in fair values in the securities held by us at December 31, 2001 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 2001. Ending fair market values are the fair prices of the principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of securities given an interest rate decrease of X basis points			No change in	Valuation of securities given an interest rate increase of X basis points
Issuer	150BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
U.S. Government Debt Securities	$38,254	$38,210	$38,165	$38,121	$38,077	$38,033	$37,990
Corporate Debt Securities	1,844	1,840	1,835	1,831	1,827	1,823	1,819
Money Market Funds	27,893	27,893	27,893	27,893	27,893	27,893	27,893

Total	$67,991	$67,943	$67,893	$67,845	$67,797	$67,749	$67,702

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of securities given an interest rate decrease of X basis points			No change in	Valuation of securities given an interest rate increase of X basis points
Issuer	150BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
U.S. Government Debt Securities	$38,141	$38,116	$38,092	$38,068	$38,043	$38,020	$38,996
Corporate Debt Securities	1,800	1,800	1,800	1,800	1,800	1,800	1,800
Money Market Funds	27,893	27,893	27,893	27,893	27,893	27,893	27,893

Total	$67,834	$67,809	$67,785	$67,761	$67,736	$67,713	$68,681

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table sets forth unaudited quarterly condensed consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Our operating results for any three-month period are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2001	Sept 30, 2001	Jun 30, 2001	Mar 31, 2001	Dec 31, 2000	Sept 30, 2000	Jun 30, 2000	Mar. 31, 2000
	(in thousands except per share data)
Net revenue	$18,629	$16,170	$14,409	$12,816	$12,140	$12,561	$11,907	$10,258
Gross profit	13,068	11,389	10,198	6,625	7,911	8,730	8,075	6,396
Operating expenses	11,214	10,078	10,837	9,343	16,777	16,011	15,969	14,326

Income (Loss) before provision for income taxes	2,538	1,587	292	(2,653)	(7,802)	(6,061)	(6,658)	(6,631)

Provision for income taxes	1,634	369	426	189	95	130	92	—

Net Income (loss)	$904	$1,218	$(134)	$(2,842)	$(7,897)	$(6,191)	$(6,750)	$(6,631)

Net Income (loss) per share—basic	$0.02	$0.03	$(0.00)	$(0.06)	$(0.18)	$(0.14)	$(0.15)	$(0.15)

Net Income (loss) per share—diluted	$0.02	$0.03	$(0.00)	$(0.06)	$(0.18)	$(0.14)	$(0.15)	$(0.15)

Shares used in basic per share calculation	47,055	45,516	44,925	44,697	44,617	44,413	43,749	43,483
Shares used in diluted per share calculation	48,766	47,376	44,925	44,697	44,617	44,413	43,749	43,483

Generally, our net revenue has been increasing quarter over quarter in both 2001 and 2000. This is largely due to our success at attracting paid subscribers to our subscription service. In addition, we are continually growing our business by sales of products via our on-line store as well as our strategic partnerships with distributors of our products for these sales under our global affiliates program.

Gross profit has increased in each quarter except for the quarters ended December 31, 2000 and March 31, 2001. The increases were primarily due to increases in revenue, economics of scale within our infrastructure that enabled us to maintain our cost structure despite increasing traffic, and the decline in the license fee royalty rate from 13.5% of product revenue in the first quarter of 2000 to 8.6% of product revenue in the fourth quarter of 2000 and 7% of product revenue throughout the year of 2001.

Operating expenses in 2001 compare to 2000 have substantially decreased. In 2001, the operating expense were relative stable except for the last quarter. The increase in the quarter ended December 31, 2001 was mainly due to a stock compensation charge related to options held by our employees for which we need to apply variable accounting. This charge was due to increases in the stock prices of both Network Associates and McAfee.com. Operating expenses in 2000 were substantially higher than operating expenses in each quarter of 2001. An increase in our investment in our research and development efforts, an increase in marketing and sales due to significant spending on advertising and promotions, and an increase in amortization of goodwill, which includes an impairment charge in the fourth quarter of 2000, contributed to the increase in expenses in 2000.

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

Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future.

Our Financial Statements required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders to be held on May 15, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders to be held on May 15, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders to be held on May 15, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders to be held on May 15, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

Page Number
Report of Independent Accountants	49
Consolidated Balance Sheets:
December 31, 2001 and 2000	50
Consolidated Statements of Operations and Other Comprehensive Loss:
Years ended December 31, 2001, 2000 and 1999	51
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2001, 2000 and 1999	52
Consolidated Statements of Cash Flows:
Years ended December 31, 2001, 2000 and 1999	53
Notes to Consolidated Financial Statements	54

(a)(2)  Financial Statement Schedules

The following financial statement schedules of McAfee.com for the years ended December 31, 2001, 2000 and 1999 are filed as part of this Form 10-K and should be read in conjunction with McAfee.com’s Consolidated Financial Statements:

Schedule II—Valuation and Qualifying Accounts	77

Schedules not listed above have been omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits:

The Exhibits listed below are filed herewith or incorporated by reference as part of this report.

Exhibit No.	Exhibit Title
3.2	Amended and Restated Bylaws of McAfee.com Corporation(1)

3.3	Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)

10.1	Form of Indemnification Agreement between the Company and each of its directors and officers (1)

10.2	McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)

10.3	McAfee.com 1999 Director Option Plan and form of agreements thereunder(1)

10.4	McAfee.com 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)

10.5	Corporate Management Services Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

10.6	Technology Cross License Agreement by and between McAfee.com, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)

10.7	Registration Rights Agreement by and between McAfee.com and Networks Associates, Inc., dated as of July 20, 1999(1)

10.8	Asset Contribution and Receivables Settlement Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

10.9	Intercompany Revolving Loan Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

Exhibit No.	Exhibit Title
10.10	Tax Sharing Agreement by and between McAfee.com and Network Associates, Inc., dated as of January 1, 1999(1)

10.11	Indemnification and Voting Agreement by and between McAfee.com and Networks Associates, Inc. dated August 20, 1999(1)

10.12	Joint Cooperation and Master Services Agreement by and between McAfee.com and Networks Associates, Inc. dated as of January 1, 1999(1)

10.13	Amended and Restated Electronic Software Reseller/Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)

10.14	Stockholders Agreement by and between McAfee.com and Networks Associates, Inc., dated as of October 31, 1999(1)

10.15	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corp., dated February 14, 2000(2)

10.16	Master OEM Distributor Agreement for Japan, by and between McAfee.com and Network Associates K.K., dated as of January 1, 2000(3)

10.17	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com and Srivats Sampath(4)

10.18	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com and Evan Collins(4)

10.19	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/Web Site Services Agreement between Beyond.com Corporation and McAfee.com, dated as of June 30, 2000(4)

10.20	Registration Rights Agreement dated as of June 14, 2000, between McAfee.com and certain of the former stockholders of Tufan Technology Corp.(5)

10.21	Reseller Agreements between the Registrant and Network Associates, Inc., dated March 31, 2001(6)

10.22	First Amendment to the Change in Control Agreement dated as of August 1, 2001, between McAfee.com and Srivats Sampath(7)

10.23	First Amendment to the Change in Control Agreement dated as of August 1, 2001, between McAfee.com and Evan Collins(7)

21.1	List of Subsidiaries

23.1	Consent of Independent Accountants

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Commission.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2000.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2001.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001.

(b)  Reports on Form 8-K.

None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of McAfee.com Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 47 present fairly, in all material respects, the financial position of McAfee.com Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 16, 2002.

MCAFEE.COM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$64,526	$25,527
Short-term marketable securities	29,809	20,053
Accounts receivable, net of allowance for doubtful accounts of $485 and $1,156	1,208	2,294
Prepaid expenses and other current assets	1,517	1,481

Total current assets	97,060	49,355
Long-term marketable securities	8,172	25,839
Property and equipment, net	6,177	8,042
Goodwill and other intangible assets, net	12,892	12,757
Other assets	143	2,139

Total assets	$124,444	$98,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,984	$1,437
Accrued liabilities	9,010	8,270
Deferred revenue	30,585	25,608
Payable to Network Associates	8,210	8,256

Total current liabilities	49,789	43,571

Long-term liabilities:
Deferred revenue	2,621	1,071
Other long-term liabilities	142	9

Total liabilities	52,552	44,651

Commitments and contingencies (Note 7 and 14 )
Stockholders’ Equity:
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares; None outstanding

Common stock, Class A; $.001 par value:
Authorized: 100,000,000 shares; Issued and outstanding: 11,479,001 shares at December 31, 2001 and 8,617,768 shares at December 31, 2000	11	9

Common stock, Class B; $.001 par value:
Authorized 65,000,000; 36,000,000 shares issued and outstanding at December 31, 2001 and 2000	36	36
Additional paid-in capital	134,477	114,149
Accumulated other comprehensive loss	(1,092)	(27)
Accumulated deficit	(61,540)	(60,686)

Total stockholders’ equity	71,892	53,481

Total liabilities and stockholders’ equity	$124,444	$98,132

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Net Revenue:
Subscription	$30,905	$14,452	$540
Services	22,285	30,999	23,043
Product	8,834	1,415	914

Total net revenue	62,024	46,866	24,497

Cost of net revenue:
Subscription	11,297	5,115	1,483
Services	6,964	10,200	13,948
Product	2,483	439	506

Total cost of net revenue (1)	20,744	15,754	15,937

Gross profit	41,280	31,112	8,560

Operating expenses:
Research and development (2)	16,196	13,251	6,889
Marketing and sales (3)	11,914	31,273	17,365
General and administrative (4)	7,681	9,161	12,637
Amortization of intangibles	5,681	9,398	—

Total operating expenses	41,472	63,083	36,891

Loss from operations	(192)	(31,971)	(28,331)
Interest and other income, net	3,956	4,819	405
Investment write-down	(2,000)	—	—

Income (loss) before provision for income taxes	1,764	(27,152)	(27,926)
Provision for income taxes	2,618	317	—

Net loss	$(854)	$(27,469)	$(27,926)

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(1,055)	(150)	—
Unrealized gains (losses) on securities	(10)	179	(56)

Comprehensive loss	$(1,919)	$(27,440)	$(27,982)

Net loss per share—basic and diluted	$(0.02)	$(0.62)	$(0.76)

Shares used in per share calculation—basic and diluted	45,548	44,066	36,554

(1)	Includes stock compensation charge of $420, none, and none for the years ended December 31, 2001, 2000 and 1999, respectively.
(2)	Includes stock compensation charge of $1,234, $239 and none for the years ended December 31, 2001, 2000 and 1999, respectively.
(3)	Includes stock compensation charge of $36, $20 and none for the years ended December 31, 2001, 2000 and 1999, respectively.
(4)	Includes stock compensation charge of $328, $140 and $7,363 for the years ended December 31, 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accum. Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ equity
	Shares	Amount
Balance at January 1, 1999	36,000	36	124	—	(5,291)	(5,131)
Contribution of furniture and equipment from Network Associates	—	—	2,674	—	—	2,674
Stock-based compensation	—	—	7,363	—	—	7,363
Stock issued in initial public offering, net	7,187	7	78,938	—	—	78,945
Issuance of common stock on exercise of options	19	—	122	—	—	122
Unrealized loss on available-for-sale securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(27,926)	(27,926)

Balance at December 31, 1999	43,206	43	89,221	(56)	(33,217)	55,991
Unrealized gain on available-for-sale securities	—	—	—	179	—	179
Foreign currency translation	—	—	—	(150)	—	(150)
Issuance of common stock on exercise of options	705	1	3,460	—	—	3,461
Issuance of common stock under Employee Stock Purchase Plan	157	—	1,612	—	—	1,612
Issuance of common stock in connection with acquisitions	550	1	19,600	—	—	19,601
Stock-based compensation	—	—	399	—	—	399
Other	—	—	(143)	—	—	(143)
Net Loss	—	—	—	—	(27,469)	(27,469)

Balance at December 31, 2000	44,618	$45	$114,149	$(27)	$(60,686)	$53,481

Unrealized loss on available-for-sale securities	—	—	—	(10)	—	(10)
Foreign currency translation	—	—	—	(1,055)	—	(1,055)
Issuance of common stock on exercise of options	2,447	2	12,107	—	—	12,109
Issuance of common stock under Employee Stock Purchase Plan	128	—	680	—	—	680
Issuance of common stock in connection with acquisitions	286	—	5,523	—	—	5,523
Stock-based compensation	—	—	2,018	—	—	2,018
Net Loss	—	—	—	—	(854)	(854)

Balance at December 31, 2001	47,479	$47	$134,477	$(1,092)	$(61,540)	$71,892

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(854)	$(27,469)	$(27,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,613	8,523	947
Impairment of intangibles	—	3,639	—
Investment write-down	2,000	—	—
Gain from sale of equipment	(14)	—	—
Stock-based compensation	2,018	399	7,363
Provision for doubtful accounts	679	599	500
Change in assets and liabilities:
Accounts receivable	407	860	(2,899)
Prepaid expenses and other assets	(40)	(664)	(944)
Accounts payable, accrued liabilities and other liabilities	1,420	(1,034)	8,523
Deferred revenue	6,527	5,399	14,892

Net cash provided by (used in) operating activities	21,756	(9,748)	456

Cash flows from investing activities:
Purchases of available-for-sale marketable securities	(95,687)	(53,647)	(19,234)
Sale of available-for-sale marketable securities	103,598	27,056	—
Net cash used in acquisitions, net of cash acquired	(1,373)	(1,958)	—
Acquisition of property and equipment	(2,043)	(6,425)	(2,567)
Proceeds from sale of equipment	35
Investment in other securities	—	(2,000)	—

Net cash provided by (used in) investing activities	4,530	(36,974)	(21,801)

Cash flows from financing activities:
Increase/(decrease) in payable to Network Associates	(46)	(57)	9,599
Proceeds from issuance of common stock	12,789	5,073	79,067
Other	—	(143)	—

Net cash provided by financing activities	12,743	4,873	88,666

Effect of exchange rate fluctuations	(30)	55	—
Net increase (decrease) in cash and cash equivalents	38,999	(41,794)	67,321
Cash and cash equivalents at beginning of year	25,527	67,321	—

Cash and cash equivalents at end of year	$64,526	$25,527	$67,321

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock exchanged in purchase business combinations	$5,523	$19,601	$—

Unrealized gain (loss) on available-for-sale securities	$(10)	$179	$(56)

Contribution of furniture and equipment from Networks Associates	$—	$—	$2,674

Cash transactions:
Cash paid during the year for charitable contributions	$645	$—	$—

Cash paid during the year for income taxes	$60	$80	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF COMPANY

McAfee.com Corporation, a majority owned subsidiary of Networks Associates, Inc. (“Network Associates”), a publicly traded corporation, was incorporated in December 1998, and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of Network Associates. This business is referred to herein as “McAfee”. “McAfee.com” and “McAfee” are collectively referred to as the “Company.”

The Company is an Internet destination site, which allows users to secure, repair, update, upgrade, and manage their personal computers (PCs) over the Internet. The Company’s electronic commerce activities include software licensing, sponsorship and co-hosting, and advertising. The Company’s objective is to become the leading and most trusted online destination where consumers secure, repair, update, upgrade and manage their PCs and other Internet access devices.

We provide PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through our web site, consumers can subscribe to online services, and purchase products to secure, repair, update and upgrade their PCs. As a managed service we generate revenue by encouraging PC users to subscribe to one or more of our services which gives them online access to “version-less” PC security and management software applications that we host on our servers. Under this managed services model, customers “rent versus buy” our software applications. Our software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. In addition, we offer an advanced virus protection service for handheld devices. As of December 31, 2001, we had over 1,345,000 paid unique subscribers to our services. We began offering products to small- to medium-sized businesses in 2001. The various products that we offer on our web site include a range of PC security and management software and products sold in our McAfee Store, in addition to books sold in our Virtual Bookstore. Prior to 2000, substantially all of our net revenue came from software licenses sold through the McAfee Store and advertising. However, our current and continuing strategy is to focus on our role as an applications service provider and further expand on the McAfee Store revenue base.

Initial Public Offering

In December 1999, the Company completed the initial public offering (“IPO”) of 6,250,000 (7,187,500 including the underwriters’ over allotment) shares of its Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of December 31, 2001 Network Associates owned approximately 76% of the Company’s outstanding common stock and had approximately 90% of the overall voting power. As a result, Network Associates continues to control the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, changes in customer buying behavior, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a significant portion of the Company’s revenue has been derived from sponsorship, e-commerce and advertising relationship with Internet companies. Volatility in the capital markets and a slowdown in the business of many Internet companies has impacted adversely many of Company’s past and potential Internet company customers, particularly early stage companies and those companies that have undertaken expansive advertising campaigns to build an online marketing presence. As a result of these actual or potential difficulties, the Company’s Internet company customers, many of whom are early stage companies or engage in their own large advertising campaigns may face difficulties in paying for existing or new obligations owed to the Company. In addition, a significant portion of the Company’s revenues has been derived from sales fulfilled through one company, Beyond.com. On January 24, 2002, Beyond.com filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 20, the Bankruptcy Court approved the sale of substantially all of the assets and customer contracts related to Beyond.com’s eStores business to Digital River (see Note 16 to these Notes to Consolidated Financial Statements).

At December 31, 2001, one customer had an accounts receivable balance representing 19% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at December 31, 2001. For 2001, the largest customer accounted for 22% of our total revenue.

At December 31, 2000, one customer had an accounts receivable balance representing 13% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at December 31, 2000. For 2000, the largest customer accounted for 19% of our total revenue.

At December 31, 1999, three customers had accounts receivable balances representing 46%, 12% and 11% of our total accounts receivable balance. No other customer had an accounts receivable balance that exceeded 10% at December 31, 1999. For 1999, the largest customer accounted for 38% of our total revenue.

The Company’s products are substantially based on technology, which is licensed from Network Associates. As a result we rely upon Network Associates to adequately protect and defend this licensed technology and to continue to perform research and development to continue to improve this technology. Any adverse rulings against Network Associates in actions taken to protect and defend this licensed technology or any failure by them to maintain the competitive position and market acceptance of this licensed technology could adversely affect operating results.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generates a substantial portion of its net revenue from the sale of subscriptions and products from its Internet web site and, as a result, customer access to the Company’s web site directly impacts the number of subscriptions and products sold. Accordingly, if potential or existing customers find it difficult or are unable to access the Company’s web site and download products and information due to a failure of the Company’s information technology (IT) infrastructure or the Internet, the attractiveness of the Company’s hosted products and services and the Company’s net revenues may decrease. The Company’s IT infrastructure supporting its web site operates at approximately 30% capacity based on average daily traffic levels. These capacity estimates are based on measuring existing web site traffic against the bandwidth specifications of the installed hardware.

The Company maintains the majority of cash balances and all of its investments with four financial institutions. The company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments including cash, marketable securities, accounts receivable, amounts due to Network Associates, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s cash and cash equivalents and marketable securities is disclosed below in Note 3 in these Notes to Consolidated Financial Statements.

Foreign Currency Translation

The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income.

Derivatives

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative s change in fair value will be immediately recognized in earnings.

The Company does not use derivative financial instruments for any purpose.

The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturity at date purchase of 90 days or less.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value.

Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have maturities at the balance sheet date of greater than one year. Unrealized gains and losses on marketable securities classified as available-for-sale, are reported net of related taxes as a separate component of accumulated other comprehensive income (loss). Realized gains, calculated using the specific identification method and declines in value judged to be other-than-temporary are included in interest and other income, net, in the accompanying consolidated statements of operations and other comprehensive loss.

The Company assesses the value of its available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which the Company uses to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time which the fair value is below original cost, significant changes in the operating performance, financial condition, credit worthiness or business model, and changes in market conditions. Any other than temporary decline in value is reported in earnings and a new cost basis for the marketable security established.

Property and Equipment

Property and Equipment are presented at carryover basis or cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets (3 to 5 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated life of the assets or the remaining lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Costs for Development of Web Site Applications

Cost incurred for web site design, creation and maintenance of content, graphics and user interface are expensed as incurred. Costs for development of web site applications and infrastructures are capitalized and amortized over their estimated useful life. The

Company did not capitalize any cost for development of web site applications, as the cost incurred was insignificant for the Company’s financial position and results.

Intangible Assets

Intangible assets, including goodwill and purchased technology, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company s identifiable intangibles is two to seven years (see Note 5 to these Notes to Consolidated Financial Statements).

Impairment of Intangibles and Long-Lived Assets

The Company assesses the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company s overall business, significant negative industry or economic trends, significant decline in the Company s stock price for a sustained period, and the Company s market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Revenue Recognition

We derive our revenue from primarily three sources: (i) product revenue, which includes the sale of software licenses, (ii) subscription revenue in which subscribers to our software receive a time-based subscription to our “version-less” or self updating software, and (iii) service revenue, which includes software license maintenance and support, and advertising revenue. As described below, we make significant management judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if these judgments and estimates differ from actual results.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. In addition, we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our hosted software service transactions.

Fees received for our subscription based services are recognized ratably over the term of the associated subscription, which is typically one year. Customers pay no initial set up fee.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a credit card authorization as evidence of an arrangement for sales of software purchased over our Internet site. Sales through our resellers are evidenced by master agreements governing the relationship together with binding purchase orders on a transaction by transaction basis. Delivery generally occurs when a product is downloaded by the customer or delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not the collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For certain advertising customers, with whom we do not have extensive credit history, we only recognize revenue after we have fulfilled all our obligations and after we have received payment.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to the delivered component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to McAfee.com. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our arrangements do not generally include acceptance clauses.

We also enter into arrangements for the provision of advertising services based on page view of our web-site. Due to the fact that we do not have extensive credit history for most of the customers we enter into business with, we only recognize fees as revenue after we have fulfilled all our obligations and we have received the associates’ payments.

Accounting For Income Taxes

The Company is not a separate taxable entity for federal, state or local income tax purposes and the results of its operations are included with the consolidated tax return of Network Associates (see Note 8 to these Notes to Consolidated Financial Statements).

The Company accounts for income taxes in accordance with the liability method of accounting for income taxes and calculates any provision for income taxes on a standalone return basis. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Advertising Expenses

Advertising production expenses are expensed as incurred. Other advertising expenses are expensed as the advertisement is published or broadcast. Total advertising expenses were $1.8 million, $12.8 million, and $10.3 million for 2001, 2000, and 1999, respectively.

Stock-based Compensation

As permitted by Financial Accounting Standards Board Statement 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (“FIN44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25” and related interpretations. Stock Compensation related to non-employees is based on the fair value of the related stock or options in accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Comprehensive Income

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss).

Accumulated other comprehensive loss comprises the following (in thousands):

	2001	2000	1999
Unrealized gain/(loss) on available-for-sale securities	$113	$123	$(56)
Cumulative translation adjustment	(1,205)	(150)	—

Total	$(1,092)	$(27)	$(56)

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

3.    MARKETABLE SECURITIES

At December 31, 2001 and 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $2.0 million and $23.2 million have original or remaining maturities at the date of purchase of less than three months and are classified as cash and cash equivalents for the years ended December 31, 2001. During the years ended December 31, 2001 and 2000, gross realized gains and losses were not significant.

	Available-For-Sale-Securities
	Amortized Cost	Aggregate Fair Value	Unrealized Gains (Losses)
	(In thousands)
As of December 31, 2001:
U.S. Government Debt Securities	$27,898	$27,943	45
Corporate Debt Securities	9,970	10,038	68
Money Market Funds	63,682	63,682	—

	$101,550	$101,663	$113

	Available-For-Sale-Securities
	Amortized Cost	Aggregate Fair Value	Unrealized Gains (Losses)
	(In thousands)
As of December 31, 2000:
U.S. Government Debt Securities	$5,200	$5,201	1
Commercial Paper	32,273	32,269	(4)
Corporate Debt Securities	31,546	31,672	126

	$69,019	$69,142	$123

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company is currently assessing the impact of the adoption of these issues on its financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 did not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 we will cease to amortize approximately $11.6 million of goodwill, we recorded approximately $5.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.5 million of amortization during 2002. In addition, we were required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142 and an annual review thereafter. The impairment review involves the following two-step process:

•
Step 1 — We compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

We expect to complete the initial review during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    BALANCE SHEET DETAIL

Property And Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2001	2000
Computers and software (useful life of 3 years)	$8,994	$8,242
Furniture and fixtures (useful life of 5 years)	1,484	1,507
Leasehold improvements (shorter of 5 years or the term of the lease)	2,138	2,069

	12,616	11,818

Less accumulated depreciation	(6,439)	(3,776)

Total	$6,177	$8,042

Depreciation and amortization expense for 2001, 2000, and 1999 was $3.9 million, $2.6 million, and $947,000, respectively.

Goodwill And Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	At December 31,
	2001	2000
Goodwill (useful life of 3 years)	$21,795	$17,986
Purchased technology (useful lives of 2 to 7 years)	1,340	—

Total goodwill and purchased technology	23,135	17,986
Accumulated amortization of goodwill	(10,183)	(5,229)

Accumulated amortization of purchased technology	(60)

	$12,892	$12,757

Amortization expense for 2001, 2000, and 1999 was $5.7 million, $9.4 million, including a $3.6 million impairment charge, and none, respectively.

Accrued Liabilities

The following table presents the detailed categories of the Company’s accrued liabilities (in thousands):

	At December 31,
	2001	2000
Accrued liabilities:
Accrued compensation	$1,838	$1,649
Accrued legal and accounting	904	1,524
Accrued taxes	3,122	1,045
Accrued marketing	1,049	1,393
Accrued outside services	652	1,048
Other accrued expenses	1,445	1,611

	$9,010	$8,270

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    BUSINESS COMBINATIONS

In October 2001, the Company acquired a private company that developed technology that enhances and compliment our current product line, for $1.2 million in cash and 285,714 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $6.9 million, including transaction costs of $153,000. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, and the Company determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis the Company recorded: $5.5 million as goodwill, $1.3 million as purchased technology, and $20,000 as in-process research and development. The results of the acquired business have been included in the results of the Company from the acquisition date.

On February 15, 2000, the Company acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc. (“Signal 9”), a privately held provider of personal firewall software, for $2.0 million in cash and 385,001 shares of the Company’s Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $18.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, and the Company determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $18.0 million of the purchase price was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

In June 2000, the Company acquired another company, for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. The Company analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however, the Company determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis, the entire purchase price was recorded as goodwill and purchased technology and is being amortized on a straight-line basis over three years.

A summary of the fair value of the assets acquired as a result of these two transactions during 2000 is as follows:

Assets acquired
Tangible assets, primarily cash, accounts receivable, and property and equipment	$654
Goodwill and purchased technology	22,304
Liabilities assumed	(378)

Total	$22,580

The results of each of these acquisitions have been included in the results of the Company since the dates of acquisition. The historical operations of these acquisitions were not material to the Company’s financial position, results of operations, or cash flows.

In December 31, 2000, in accordance with its accounting policy the Company performed a review of the carrying amount of the intangibles associated with this acquisition and recognized an impairment charge of $3.6 million. The Company performed a review of the carrying value of the goodwill and purchased technology

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as it had been assessed that the Company would not use the technology purchased as part of the original acquisition. Accordingly the full value of the unamortized goodwill and purchased technology was written off.

7.    COMMITMENTS

We lease office space under non-cancelable operating lease agreements, which expire at various dates through May 2006. We are responsible for maintenance, insurance, and property taxes and have five-year extension options on our primary facility leases. Future minimum payments under the non-cancelable operating leases consist of the following at December 31, 2001 (in thousands):

2002	$1,401
2003	1,397
2004	1,463
2005	1,529
2006	517

Total minimum lease payments	$6,307

Rent expense was approximately $1.4 million, $916,000, and none for 2001, 2000, and 1999, respectively. During 1999 rent was included in the charge from Network Associates as part of the corporate management services agreement.

8.    RELATED PARTY TRANSACTIONS

The Company has entered into certain agreements with Network Associates for the purpose of defining their ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties. The Company has also entered into certain agreements with other affiliates of Network Associates. Although these agreements or the transactions contemplated by these agreements may not have been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties, the Company believes that these agreements taken as a whole are fair to both parties and that the amount of the expenses contemplated by the agreements would not be materially different if the Company operated on a stand-alone basis.

Corporate Management Services Agreement.    On January 1, 1999, the Company entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides the Company certain administrative services. Under this agreement, Network Associates provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 the Company’s share of such costs was calculated based on headcount. In January 2001, the Company entered into an amended corporate management services agreement with Network Associates whereby the Company agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. Under this agreement Network Associates charged the Company $1.6 million, $5.8 million, and $3.7 million in 2001, 2000, and 1999, respectively.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corporate management services agreement may be terminated either by the Company upon 30 days notice, or by Network Associates when it ceases to own a majority of the Company’s outstanding voting stock. Following a termination of this agreement, the Company may be unable to secure these services from others on acceptable terms. If the Company is unsuccessful in obtaining acceptable provision of these services upon termination of the corporate management services agreement, the Company’s future financial performance could be adversely affected.

Cross License Agreement.    The Company entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, the Company is required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, the Company has granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. In consideration for the rights granted under this license, Network Associates is required to pay the Company a royalty of $250,000 per quarter.

During 2001, 2000, and 1999, the Company was charged $2.4 million, $2.2 million, and $2.4 million for royalties, respectively. For 1999, the Company was charged $4.4 million for support services. As of January 1, 2000, Network Associates agreed to no longer charge the Company for support services as the Company provides these services to their customers on an on going basis. There are no support services charges for 2001 and 2000.

Tax Sharing Agreement.    The Company and Network Associates have entered into a tax-sharing agreement under which the Company calculates income taxes on a separate return basis. The Company will be included in Network Associates’ consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between the Company and Network Associates, during the period in which the Company is included in Network Associates’ consolidated group, the Company could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of Network Associates’ consolidated group.

Under the tax sharing agreement, Network Associates and each other member has agreed to indemnify the Company if the Company is required to pay any tax liability amount in excess of its hypothetical separate income tax liability, provided the Company is not in default in its obligation to pay such hypothetical separate income tax liability to Network Associates.

The tax sharing agreement will terminate if the Company is no longer eligible to join Network Associates in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carry forward amounts would not be available to the Company upon departure from the group. Under the tax sharing agreement, the Company will not be reimbursed for any such loss of tax benefits.

Indemnification and Voting Agreement.    The Company has entered into an indemnification and voting agreement with Network Associates which became effective on December 2, 1999. Except under certain specified circumstances, Network Associates will indemnify the Company for all losses related to any third party claims relating to events or circumstances arising out of actions or inaction of Network Associates, including its subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as Network

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Associates owns at least 20% of the Company’s outstanding voting power, it will vote its shares of the Company’s common stock in favor of the election of two independent directors.

Registration Rights Agreement.    The Company has entered into a registration rights agreement with Network Associates that entitles Network Associates to include its shares of Company common stock in any future registration of common stock made by the Company, other than any registration statement relating to an acquisition or a stock option plan. In addition, at any time after six months from December 2, 1999, Network Associates or certain transferees can request that the Company file a registration statement so they can publicly sell their shares. The Company has agreed pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by Network Associates or certain transferees in connection with any such registration.

Japanese Distribution Agreement.    On April 28, 2000, the Company entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of the Company’s products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. The Company will receive a license fee. The Company, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During 2001, and 2000, the Company recognized product revenue relating to license revenue from NAC of $1.8 million and $861,000, respectively. As of December 31, 2001, there was no account receivable from NAC.

ResellerAgreement.    Effective as of March 31, 2001, the Company entered into two Reseller Agreements with Network Associates, one with the Company as the reseller (“Company Reseller Agreement”) and one with Network Associates as the reseller (“Network Associates Reseller Agreement”). Under Company Reseller Agreement, the Company is permitted, among other things, to resell Network Associates products to business customers worldwide, except in Japan, for individual small office use. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell the Company’s products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. For 2001, the Company paid Network Associates $1.7 million in license fees under the Company Reseller Agreement. The Company generated revenue, net of the amount paid to Network Associates, of $1.3 million for 2001 from the sale of Network Associates products under the Company Reseller Agreement. To date, the Company has not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

9.    STOCK-BASED COMPENSATION

Repricing of Stock Options

On April 22, 1999, Network Associates offered to substantially all of its employees including some employees who subsequently became our employees, but excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the then current fair market value of the stock. Options to purchase a total of 10.3 million shares of Network Associates common stock were canceled and the same numbers of new options were granted at an exercise price of $11.063, which was based on the closing price of Network Associate’s common stock on April 22, 1999. Based on the applicable accounting principle, including the guidance in FIN 44, the repriced options are subject to variable accounting. The new options vest at the same rate that the options they replaced would have vested. As a result, options to purchase approximately 9,364 shares at $11.063 were vested and outstanding at December 31, 2001.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the establishment of our company, employees who transferred from Network Associates were offered the option to have their unvested options in Network Associates cancelled and replaced with new options for the Company’s shares and keep their vested Network Associates options. As a result, we issued to our employees options to purchase 1,224,700 shares of our Class A common stock. In addition our employees retained vested options to purchase 368,717 shares of Network Associates common stock. The Network Associates options cancelled were included in those which were repriced by Network Associates as of April 22, 1999. Under the applicable accounting principles, the new options to purchase shares of our common stock issued to our employees are considered to be replacement options and, therefore, like Network Associates options are subject to variable accounting. In addition, we must account for the Network Associates options retained by its employees using the variable accounting model.

As a result the Company must remeasure the compensation expense on these options based on movements since July 1, 2000 in the Company’s and/or Network Associate’s stock price. Until the Company’s stock price exceeds $26.063 (the price on July 1, 2000), there will not be any further impact of the variable accounting treatment. The actual compensation charge to be recorded is remeasured at the end of each reporting period until the option is either exercised, cancelled without replacement or is forfeited. Once the option is exercised, cancelled without replacement or forfeited it is remeasured for the final time and the compensation charge fixed.

At July 1, 2000 our stock price was $26.063, and Network Associate’s stock price was $20.38. As of December 31, 2001 the stock prices were $33.91 and $19.75 respectively. We expense the compensation charge calculated to the statements of operations over the remaining vesting period using the accelerated method detailed in FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. If the option is fully vested any charge is recorded as income immediately.

As of December 31, 2001, we had options outstanding to purchase 225,190 shares of our Class A common stock and 9,364 shares of Network Associates stock, all of which are subject to variable accounting. For 2001, we recorded stock-based compensation expense of $1.9 million. The ultimate amount of compensation to be recorded in respect of these options will be dependent upon movements in our stock price and the stock price of Network Associates. As a result, our results of operations may fluctuate in the future based on these movements. In addition the actual charge recorded could be materially different from that calculated as of December 31, 2001.

In 2001, the Company recorded a one time stock based compensation charge of $116,000 for issuing 9,115 shares of stock to a non-employee. The options accounted for at fair value estimated using the Black Scholes option-pricing model. The stock was fully vested as of September 2001 and as a result, a compensation charge was recorded to operations immediately.

In January 1999, five officers of Networks Associates were granted options to purchase 3,420,000 shares of our Class A common stock. These options originally vested over four years. Since these officers are not our employees, those options are accounted for at fair market value. The determination of the total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in our results of operations over the vesting period. The Company recorded compensation charge of approximately $1.6 million for the six month period ended June 30, 1999. On September 22, 1999, with the agreement of the option holders, we cancelled options for 1,710,000 shares and amended the remaining options to make them fully vested. As a result of this change we recorded a compensation charge of approximately $5.7 million, including a charge for options to purchase 388,500 shares granted to Networks Associates employees in September, October and December 1999.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

Network Associates has a 401(k) Savings Plan that covers substantially all Company full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). Administrative and matching contribution expenses, which are charged to the Company by Network Associates, have, to date, not been significant.

Employee Stock Purchase Plan

In September 1999 the Company’s Board of Directors adopted the Company’s Employee Stock Purchase Plan, (the “1999 Purchase Plan”). A total of 500,000 shares of Class A common stock have been reserved for issuance under the 1999 Purchase Plan, plus annual increases equal to the lesser of: (1) 1 million shares; (2) 3% of the outstanding shares on such date; or (3) an amount determined by the Board of Directors. All Company full-time employees are eligible to participate in the Plan. The Plan is comprised of two year offering periods with exercise dates on the last day of purchase periods which extend for approximately six months (beginning each August and February), with the exception of the first purchase period in the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares are purchased through employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the exercise date. No participant may purchase more than $25,000 worth of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single purchase period is 2,500 shares. Purchase periods occur twice yearly and each offering effectively contains a 6, 12, 18 and 24-month option. During 2001 and 2000, 128,272 shares and 156,582 shares, respectively, were issued under the Plan at weighted average purchase price of $5.30 and $6.32, respectively. There were no shares issued under the Plan for 1999. At December 31, 2001 2,215,143 shares were reserved for future issuance under the plan.

Under SFAS 123, the fair value of employee’s purchase rights under the Employee Stock Purchase Plan was estimated using the multiple options approach with the following assumptions:

	2001	2000
Risk free interest rate	3.27%	6.03%
Expected life (yrs)	6 months	6 months
Volatility	145%	201%
Dividend yield	0	0

Based on the above assumptions, the aggregate fair value for 2001 and 2000 was $680,455 and $989,598, respectively. The weighted average fair value per share of the purchase rights granted in 2001 and 2000 were $5.30 and $6.32, respectively.

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $.001 per share. The Company’s Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2001, no shares of preferred stock have been issued.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

The Company has authorized 100,000,000 shares of Class A common stock, par value $.001 per share. The Company also has authorized 65,000,000 shares of Class B common stock, par value $.001 per share. As of December 31, 2001, 36,000,000 shares of Class B common stock have been issued to Network Associates, and 11,479,001 shares of Class A common stock have been issued.

Class A and B shares are identical in all respects except for voting rights and certain conversion rights. Class A shares are entitled to one vote per share and Class B shares are entitled to three votes per share. Class A common stock is not convertible. Class B common stock is convertible, in whole or in part, at any time and from time-to-time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock. Class A and Class B common stock will be treated as a single class in the event of liquidation of the Company. Any share of Class B common stock transferred by Network Associates will automatically convert into Class A common stock upon transfer.

Stock Option Plans

1999 Stock Plan

In January 1999, the Board of Directors approved the 1999 Stock Plan (the “Plan”), as amended June 19, 1999. Under the Plan, the Company has reserved 12,833,000 shares of Class A common stock for issuance to employees, officers, directors and consultants. The Plan also provides for automatic annual increases to be added at the annual stockholder’s meeting, equal to the lower of: (a) 2.5 million shares of Class A common stock, (b) 5% of the outstanding shares of all common stock on that date, or (c) an amount determined by the Company’s Board of Directors. The Plan provides for an option price no less than 100% of the fair market value of the Company’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, and generally become exercisable 25% one year after commencing employment or from date of grants and become exercisable thereafter in monthly increments over three years. All options under the Plan expire ten years after grant. Unvested options on termination of employment are canceled and returned to the Plan.

Director Option Plan

In September 1999, the Company adopted the 1999 Director Option Plan. The Company has reserved 150,000 shares for issuance under the Plan to certain members of its Board who are not employees of the Company or any affiliated corporation. Under the Plan the number of shares reserved under the Plan will automatically increase at the date of the Annual Stockholder’s Meeting by the number of shares required to restore the reserve available for new options to 150,000 shares. Each outside director will automatically be granted an option to purchase 40,000 shares of Company Class A common stock on the date on which they become a director. Each anniversary thereafter, each outside director will automatically be granted an option to purchase 10,000 shares of Company Class A common stock. Both the initial and subsequent grants become exercisable at a rate of 25% after one year and 1/48 each month thereafter. All options under the Plan expire ten years after grant. Unvested options on termination of service as a director are canceled and returned to the Plan.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate activity under the stock option plans is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available For Grant	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Ex Price
Options authorized January 1999	8,388	—	—	—	—
Options authorized September 1999	150	—	—	—	—
Options granted—company employees	(3,482)	3,482	$3.67–$44.00	$18,806	5.40
Options granted—Network Associates officers and employees	(3,809)	3,809	3.67– 12.00	15,295	4.02
Options exercised—Network Associates officers and employees	—	(19)	6.55	(122)	6.55
Options cancelled—company employees	227	(227)	4.64– 12.00	(1,463)	6.46
Options cancelled—Network Associates officers and employees	1,710	(1,710)	4.00	(6,270)	3.67

Balance at December 31, 1999	3,184	5,335	3.67– 44.00	26,244	4.92

Options authorized May 2000	2,335	—	—	—	—
Options granted—company employees	(1,295)	1,295	3.13– 50.38	24,026	18.55
Options exercised—company employees	—	(321)	4.64– 6.55	(1,499)	4.67
Options exercised—Network Associates officers and employees	—	(384)	3.67– 12.00	(1,962)	5.11
Options cancelled—company employees	816	(816)	4.64– 50.38	(10,022)	12.28
Options cancelled—Network Associates officers and employees	7	(7)	6.55– 12.00	(54)	7.71

Balance at December 31, 2000	5,047	5,102	3.13– 50.38	36,733	7.20

Options authorized May 2001	2,110	—	—	—	—
Options granted—company employees	(1,968)	1,968	$4.75– 35.13	16,593	8.44
Options exercised—company employees	—	(833)	3.67– 28.81	(5.739)	6.89
Options exercised—Network Associates officers and employees	—	(1,615)	3.67– 28.81	(6,363)	5.11
Options cancelled—company employees	769	(769)	3.13– 49.06	(6,413)	8.34
Options cancelled—Network Associates officers and employees	33	(33)	6.55– 12.00	(234)	7.09

Balance at December 31, 2001	5,991	3,820	$3.13–$49.06	$34,577	$8.58

At December 31, 2001, 2000 and 1999, approximately 778,000, 2,502,000 and 2,080,000 options were exercisable at weighted average exercise prices per share of $7.22, $4.39 and $4.28.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$ 0.01—$ 3.13	192	8.99	$3.13	48	$3.13
$ 3.14—$ 3.67	704	7.04	$3.67	460	$3.67
$ 3.68—$ 4.64	268	7.57	$4.64	20	$4.64
$ 4.65—$ 7.88	1,518	8.76	$5.66	133	$6.74
$ 7.89—$16.80	511	9.34	$12.79	17	$13.31
$16.81—$25.00	365	8.78	$21.31	72	$20.93
$25.01—$48.09	262	9.35	$29.04	28	$37.72

	3,820	8.49	$9.15	778	$7.22

We have elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation.

Pro Forma Disclosures

The fair market value of the options granted has been calculated using the Black-Scholes option-pricing model using the multiple option approach. Options granted to employees typically become exercisable over a four-year period. The options granted to non-employees are fully vested. Parameters for the option analysis are listed below.

	Options Granted to Company Employees
	2001	2000	1999
Risk free interest rate	4.49%	5.23%	5.40%
Expected life (yrs)	5.0	5.0	5.0
Volatility	167%	201%	85%
Dividend yield	—	—	—

The weighted average expected life of the option grants was estimated based on historical exercise patterns. For year ended 1999, volatility was estimated based on the weighted average volatility of five public companies in similar business to the Company. The Company has not paid a dividend and has no plans to do so.

The weighted average grant date fair value of options granted to employees during 2001 and 2000 were $8.44 and $17.54, respectively. Options granted to non-employees during 2001 and 2000 were 9,115 shares and none, respectively.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For pro forma purposes, had compensation cost for the 1999 Stock Plan, Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards from 1999 through 2001 consistent with the provisions of SFAS No. 123, our net loss, basic and diluted loss per share for 2001, 2000, and 1999 would have been as follows (in thousands, except per share data):

	2001	2000	1999
Net loss	$(10,563)	$(37,834)	$(31,265)
Net loss per share	$(0.23)	$(0.86)	$(0.88)

The impact on pro forma earnings per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

Reverse Stock Split

On July 28, 1999, the Company affected a 5 for 3 reverse stock split. All share and per share information included in these financial statements has been retroactively adjusted to reflect this reverse stock split.

12.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in North America. Net revenue from Japan for 2001, 2000, and 1999 was $3.8 million, $871,000 and $37,000, respectively. Net revenues from sales to Europe were insignificant throughout the three years ended December 31, 2001.

Revenue information on a product basis is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Subscription	$30,905	$14,452	$540
Services:
Advertisement	13,374	15,269	3,408
Other Revenues	8,911	15,730	19,635
Product	8,834	1,415	914

Total	$62,024	$46,866	$24,497

We market our products and related services to customers in the North America, Europe and Asia Pacific. The Company derives significant majority of their revenues from operations in North America. Also, a significant majority of our long-lived assets are in North America.

13.    PROVISION FOR INCOME TAXES

Under the Company’s tax sharing agreement with NAI, it calculates its income tax on a separate return basis, including utilization of any carryback or carryforward amounts. The Company has provided a full valuation allowance against its deferred tax assets due to the uncertainty that such assets may be realizable. The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

	Years Ended December 31,
	2001	2000	1999
U.S. Federal tax provision (benefit) statutory rate	35.0%	35.0%	35.0%
State taxes (benefit)	2.9%	—	—
Revenue previously recognized	—	—	9.0%
Goodwill & other permanent differences	1.5%	(12.3)%	—
Tax credits	(244.9)%	5.6%	—
Non-deductible stock compensation	—	(0.5)%	(0.9)%

Foreign earnings taxed at rates different than the U.S. rate	40.6%	—	—

Change in valuation allowance	313.4%	(27.8)%	(35.0)%

Effective tax rate	148.5%	—	—

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2001	2000	1999
Accrued Liabilities and Reserves	$16,308	$15,064	$2,106
Depreciation & Amortization	13,982	2,085	—
Net Operating Loss Carryover	—	2,918	8,589
R&D Credit Carryover	—	1,500	248

	30,290	21,567	10,943

Valuation allowance	$(30,290)	$(21,567)	$(10,943)

Realization of net deferred tax assets of $30.3 million as of December 31, 2001 is dependent on generating sufficient future taxable income, which is not assured. A valuation allowance has been recorded as a result of uncertainties related to certain deferred tax assets. At December 31, 2001, the Company has no net operating loss carry-forwards for income tax purposes.

14.    CONTINGENCIES

From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss of the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material effect on our financial position, results of operations or cash flow.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

Cole v. McAfee.com et al. On August 10, 2001, a putative securities class action, captioned Cole v. McAfee.com. et al., Civil Action No. 01-CV-7450, was filed against McAfee.com, certain company officers and directors (the “individual defendants”), and three underwriters in our initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between December 1, 1999 and December 6, 2000 (the “class period”). Several complaints substantially identical to Cole were later filed against the Company, the individual defendants and several of the IPO underwriters in the Southern District of New York. These cases have been consolidated under Civil Action No. 01-CV-7034.

These complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters and also against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. We believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

Class Action Lawsuits.    As of March 21, 2002, seven lawsuits styled as stockholder class actions were filed against McAfee.com, Network Associates and/or individual directors of McAfee.com in response to the announcement by Network Associates that it intends to initiate an exchange offer for all of our outstanding publicly held shares of Class A common stock. The various plaintiffs in the lawsuits seek to enjoin the prospective exchange offer on the grounds that the price offered by Network Associates is inadequate.

The actions filed in the Court of Chancery in the State of Delaware are: Bank v. McAfee.com Corp., et al., C.A. No. 19481; Birnbaum v. Sampath, et al., C.A. No. 19482; Brown v. Sampath, et al., C.A. No. 19483; Chin v. McAfee.com Corp., et al., C.A. No. 19484; Monastero v. Sampath, et al., C.A. No. 19485; and Ebner v. Sampath, et al., C.A. No. 19487. In addition, the following action was filed in the Superior Court of the State of California: Peyton v. Richards, et al., CV806199.

Crawford v. Digital River, Inc. et al., Case No. 1:01CV01770 RWR; United States District Court, District of Columbia. On August 21, 2001, Christopher Crawford filed a complaint for patent infringement of US Patent 6,014,651. The complaint alleges that seven different defendants, including the Company, infringe US Patent 6,014,651. The complaint alleges that the Company infringes the patent through several web sites, including the websites at www.nai.com and www.mcafee.com. The Company answered the complaint on September 12, 2001 in which the alleged patent infringement was denied. The other defendants have answered the complaint. An initial scheduling conference is scheduled for November 27, 2001, and prior to that date, counsel for plaintiff and defendants will meet and confer according to the court’s rules. Although McAfee.com is not a party to this law suit, a decision in favor of the plaintiff could have a negative impact on our business.

15.    NET INCOME (LOSS) PER SHARE

Net income (loss) available to common shareholders and weighted average shares outstanding are the same for basic and fully diluted earnings per share calculations for all periods presented.

The fully diluted earnings (loss) per share calculation for 2001, 2000, and 1999 exclude options to purchase 3.8 million shares, 5.1 million shares, and 5.3 million shares, respectively, as they are anti-dilutive.

MCAFEE.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    SUBSEQUENT EVENTS (Unaudited)

On January 24, 2002, Beyond.com, one of the Company’s key customers, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 20, 2002, the Bankruptcy Court approved the sale of the sale of substantially all of the assets and customer contracts related to Beyond.com’s eStores business to Digital River.

In a release dated March 18, 2002, we announced that we received a letter from Network Associates on March 16, 2002, in which Network Associates stated its intention to commence an exchange offer for all of our outstanding publicly held shares of Class A common stock. Among other things, we announced that our board of directors had formed a special committee comprised of independent and outside directors to review and evaluate our options and make recommendations to the board of directors. We further requested that our stockholders defer making a determination whether to accept or reject the contemplated tender offer until they have been advised of our board’s position with respect to the contemplated offer. We also attached a full text of Network Associates’ March 16, 2002 letter to the press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the day of March 22, 2002.

MCAFEE.COM CORPORATION

/s/ SRIVATS SAMPATH
Srivats Sampath President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ SRIVATS SAMPATH (Srivats Sampath)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ EVAN S. COLLINS (Evan S. Collins)	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ GEORGE SAMENUK (George Samenuk)	Director

/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Director

/s/ FRANK GILL (Frank Gill)	Director

/s/ RICHARD SCHELL (Richard Schell)	Director

SCHEDULE II

MCAFEE.COM CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning Of Period Other Accounts	Additions Charged to Expense	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$1,156	$679	$(1,350)	$485
Valuation allowance for deferred tax assets	$21,567	$8,723	—	$30,290

Year Ended December 31, 2000
Allowance for Doubtful Accounts	$650	$599	$(93)	$1,156
Valuation allowance for deferred tax assets	$10,943	$10,624	—	$21,567

Year ended December 31, 1999
Allowance for Doubtful Accounts	$150	$500	—	$650
Valuation allowance for deferred tax assets	$1,230	$9,713	—	$10,943

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.2	Amended and Restated Bylaws of McAfee.com Corporation(1)

3.3	Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)

10.1	Form of Indemnification Agreement between the Company and each of its directors and officers(1)

10.2	McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)

10.3	McAfee.com 1999 Director Option Plan and form of agreements thereunder(1)

10.4	McAfee.com 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)

10.5	Corporate Management Services Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

10.6	Technology Cross License Agreement by and between McAfee.com, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)

10.7	Registration Rights Agreement by and between McAfee.com and Networks Associates, Inc., dated as of July 20, 1999(1)

10.8	Asset Contribution and Receivables Settlement Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

10.9	Intercompany Revolving Loan Agreement by and between McAfee.com and Networks Associates, Inc., dated as of January 1, 1999(1)

10.10	Tax Sharing Agreement by and between McAfee.com and Network Associates, Inc., dated as of January 1, 1999(1)

10.11	Indemnification and Voting Agreement by and between McAfee.com and Networks Associates, Inc. dated August 20, 1999(1)

10.12	Joint Cooperation and Master Services Agreement by and between McAfee.com and Networks Associates, Inc. dated as of January 1, 1999(1)

10.13	Amended and Restated Electronic Software Reseller/Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)

10.14	Stockholders Agreement by and between McAfee.com and Networks Associates, Inc., dated as of October 31, 1999(1)

10.15	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corp., dated February 14, 2000(2)

10.16	Master OEM Distributor Agreement for Japan, by and between McAfee.com and Network Associates K.K., dated as of January 1, 2000(3)

10.17	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com and Srivats Sampath(4)

10.18	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com and Evan Collins(4)

10.19	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/Web Site Services Agreement between Beyond.com Corporation and McAfee.com, dated as of June 30, 2000(4)

10.20	Registration Rights Agreement dated as of June 14, 2000, between McAfee.com and certain of the former stockholders of Tufan Technology Corp.(5)

10.21	Reseller Agreements between the Registrant and Network Associates, Inc., dated March 31, 2001(6)

10.22	First Amendment to the Change in Control Agreement dated as of August 1, 2001, between McAfee.com and Srivats Sampath(7)

10.23	First Amendment to the Change in Control Agreement dated as of August 1, 2001, between McAfee.com and Evan Collins(7)

21.1	List of Subsidiaries

23.1	Consent of Independent Accountants

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Commission.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2000.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2001.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001.