Form 10-Q
period 2002-03-31
MCAFEE COM CORP
filed 2002-05-15
CIK 1095388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 00-28247

MCAFEE.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0503003
(State of incorporation)	(IRS Employer Identification Number)

535 Oakmead Parkway
Sunnyvale, California 94085
(408) 992 8100
(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2002, the number of outstanding shares of the registrant’s Class A common stock, $.001 par value, was 11,998,698. The number of outstanding shares of registrant’s Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

MCAFEE.COM CORPORATION

FORM 10-Q, March 31, 2002

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$57,077	$64,526
Short-term marketable securities	36,810	29,809
Accounts receivable, net	2,433	1,208
Prepaid and other expenses	1,763	1,517

Total current assets	98,083	97,060
Long-term marketable securities	15,282	8,172
Goodwill	12,811	12,892
Fixed assets, net	5,723	6,177
Other assets	133	143

Total assets	$132,032	$124,444

LIABILITIES
Current liabilities:
Accounts payable	$782	$1,984
Accrued liabilities	10,654	9,010
Payable to Network Associates	8,105	8,210
Deferred revenue—short term	31,316	30,585

Total current liabilities	50,857	49,789

Long-term liabilities:
Deferred revenue—long term	3,539	2,621
Other long-term liabilities	163	142

Total liabilities	54,559	52,552

Contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, Class A; $.001 par value:
Authorized: 100,000,000 shares;
Issued and outstanding: 11,817,700 shares at March 31, 2002 and 11,479,001 shares at December 31, 2001	12	11
Common stock, Class B; $.001 par value:
Authorized 65,000,000; 36,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	36	36
Additional paid-in capital	134,713	134,477
Accumulated other comprehensive loss	(1,250)	(1,092)
Accumulated deficit	(56,038)	(61,540)

Total stockholders’ equity	77,473	71,892

Total liabilities and stockholders’ equity	$132,032	$124,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Net Revenue:
Subscription	$9,536	$6,573
Services	4,723	5,687
Product	4,505	556

Total net revenue	18,764	12,816

Cost of net revenue:
Subscription	2,790	3,439
Services	1,049	2,507
Product	1,000	245

Total cost of net revenue (1)	4,839	6,191

Gross profit	13,925	6,625

Operating expenses:
Research and development (2)	2,283	3,665
Marketing and sales (3)	2,626	2,417
General and administrative (4)	1,798	1,825
Network Associates tender offer related expenses	1,900	—
Amortization of intangibles	90	1,436

Total operating expenses	8,697	9,343

Income (loss) from operations	5,228	(2,718)
Interest and other income, net	554	1,065
Investment write-down	—	(1,000)

Income (loss) before provision for income taxes	5,782	(2,653)
Provision for income taxes	280	189

Net income (loss)	$5,502	$(2,842)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain	6	76
Unrealized gains (losses) on securities	(164)	164

Comprehensive income (loss)	$5,344	$(2,602)

Net income loss per share—basic	$0.12	$(0.06)

Net income loss per share—diluted	$0.11	$(0.06)

Shares used in per share calculation—basic	47,691	44,697

Shares used in per share calculation—diluted	48,911	44,697

(1)	Includes stock compensation credit of $374 and none for the three months ended March 31, 2002 and 2001, respectively.
(2)	Includes stock compensation credit of $1,168 and none for the three months ended March 31, 2002 and 2001, respectively.
(3)	Includes stock compensation credit of $8 and none for the three months ended March 31, 2002 and 2001, respectively.
(4)	Includes stock compensation credit of $1 and none for the three months ended March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,502	$(2,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	968	2,167
Allowance for doubtful accounts	24	(244)
Non-cash charge due to investment write down	—	1,000
Stock-based compensation	(1,551)	—
Changes in assets and liabilities:
Accounts receivable	(1,249)	1,413
Prepaid expenses and other assets	(236)	247
Accounts payable, accrued liabilities, and other long-term liabilities	463	(579)
Deferred revenue	1,649	2,533

Net cash provided by operating activities	5,570	3,695

Cash flows from investing activities:
Purchases of available-for-sale marketable securities	(32,275)	(11,229)
Sale of available-for-sale marketable securities	18,000	19,700
Acquisition of property and equipment	(425)	(361)

Net cash provided by (used in) investing activities	(14,700)	8,110

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	1,788	631
Change in amount due to (from) Network Associates	(105)	(31)

Net cash provided by financing activities	1,683	600

Effect of exchange rate changes on cash, cash equivalents and marketable securities:
Effect of exchange rate changes on cash, cash equivalents and marketable securities	(2)	240

Net increase (decrease) in cash and cash equivalents	(7,449)	12,645
Cash and cash equivalents at beginning of year	64,526	25,527

Cash and cash equivalents at end of period	$57,077	$38,172

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
Unrealized gains (losses) on marketable securities	$(164)	$164

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    DESCRIPTION OF COMPANY

McAfee.com Corporation, a majority owned subsidiary of Networks Associates, Inc. (“Network Associates”), a publicly traded corporation, was incorporated in December 1998 and commenced operations as a separate legal entity in January 1999. Prior to January 1, 1999, this business was operated as a part of Network Associates. This business is referred to herein as “McAfee.” “McAfee.com” and “McAfee” are collectively referred to as the “Company.”

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

The Company provides PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through the Company’s web site, consumers can subscribe to online services, and purchase products to secure, repair, update and upgrade their PCs. As a managed service, the Company generates revenue by encouraging PC users to subscribe to one or more of the Company’s services which gives them online access to “version-less” PC security and management software applications that the Company hosts on its servers. Under this managed services model, customers “rent versus buy” the Company’s software applications. The Company’s software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. In addition, the Company offers an advanced virus protection service for handheld devices. As of March 31, 2002, the Company had over 1,450,000 paid unique subscribers to its services. The Company began offering products to small- to medium-sized businesses in 2001. The various products that the Company offers on its web site include a range of PC security and management software and products sold in its McAfee Store, in addition to books sold in its Virtual Bookstore. Prior to 2000, substantially all of the Company’s net revenue came from software licenses sold through the McAfee Store and advertising. However, the Company’s current and continuing strategy is to focus on its role as an applications service provider and further expand on the McAfee Store revenue base.

Initial Public Offering

In December 1999, the Company completed its initial public offering of 6,250,000 shares (7,187,500 shares including the underwriters’ over allotment) of its Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of March 31, 2002, Network Associates owned approximately 73% of the Company’s outstanding common stock and held approximately 90% of the overall voting power. As a result, Network Associates continues to control the Company.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of March 31, 2002 and for the three month ended March 31, 2002 and March 31, 2001 have been prepared by the Company in accordance with the instructions to Form 10-Q as promulgated under the Securities and Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim period, have been included.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the 2002 presentation. These reclassifications had no effect on the 2001 stockholders’ equity or results of operations.

The Company believes its available cash and anticipated cash flow from operations will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months. However, the Company cannot assure you that it will not require additional funds during this time period. Even if these additional funds are not required, the Company may decide to seek additional equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company’s stockholders.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these issues did not have a significant impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company ceased amortizing approximately $11.6 million of goodwill. The Company recorded approximately $5.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.5 million of amortization during 2002. In addition, the Company is required to perform an impairment review of the goodwill balance upon the initial adoption of SFAS No. 142 and an annual review thereafter. The impairment review involves the following two-step process:

•
Step 1—Compare the fair value of reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2—Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company would then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

The Company expects to complete the initial review during the second quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial statements.

3.    Related Party Transactions

On March 29, 2002, Network Associates commenced an exchange offer to NAI acquire all of our outstanding publicly held shares of Class A common stock (the “NAI Exchange Offer”). The Exchange Offer was disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002 and as amended through April 10, 2002. On April 25, 2002, Network Associates withdrew the NAI Exchange Offer. As a result of the withdrawal of the NAI Exchange Offer, no shares of the Company’s Class A common stock were accepted for exchange or exchanged pursuant to the NAI Exchange Offer.

The Company has entered into certain agreements with Network Associates for the purpose of defining their ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Corporate Management Services Agreement.    On January 1, 1999, the Company entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides the Company certain administrative services. Under this agreement, Network Associates provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 the Company’s share of such costs was calculated based on headcount. In January 2001, the Company entered into an amended corporate management services agreement with Network Associates whereby the Company agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. Under this agreement Network Associates charged the Company $400,000 in the three months ended March 31, 2002 and 2001, respectively.

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

Cross License Agreement.    The Company entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, the Company is required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, the Company has granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. In consideration for the rights granted under this license, Network Associates is required to pay the Company a royalty of $250,000 per quarter. During the three months ended March 31, 2002 and 2001, the Company was charged $823,000 and $455,000 for royalties, respectively.

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

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Indemnification and Voting Agreement.    The Company has entered into an indemnification and voting agreement with Network Associates which became effective on December 2, 1999. Except under certain specified circumstances, Network Associates will indemnify the Company for all losses related to any third party claims relating to events or circumstances arising out of actions or inaction of Network Associates, including its subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as Network Associates owns at least 20% of the Company’s outstanding voting power, it will vote its shares of the Company’s common stock in favor of the election of two independent directors.

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

Japanese Distribution Agreement.    On April 28, 2000, the Company entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of the Company’s products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. The Company will receive a license fee. The Company, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended March 31, 2002 and 2001, the Company recognized product revenue relating to license revenue from NAC of $327,000 and $466,000, respectively.

Japanese Distribution Letter Agreement.    In a letter to the Company dated June 21, 2001, Network Associates agreed to permit SourceNext Corporation (“SourceNext”), through an agreement between SourceNext and the Company (the “SourceNext Agreement”), to distribute to both OEM and retail customers in Japan, Japanese language versions of certain of Network Associates licensed products and McAfee.com derivative products, notwithstanding the restrictions contained in the technology cross license agreement and the Company Reseller Agreement (described below). The Japanese distribution letter agreement also provides that other than sales to specified OEMs and end users, during the term of the SourceNext Agreement, Network Associates and NAC will not distribute the products covered by the SourceNext Agreement in Japan to retail customers and OEMs.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reseller Agreements.    Effective as of March 31, 2001, the Company entered into two Reseller Agreements with Network Associates, one with the Company as the reseller (“Company Reseller Agreement”) and one with Network Associates as the reseller (“Network Associates Reseller Agreement”). Under the Company Reseller Agreement, the Company is permitted, among other things, to resell Network Associates licensed products and derivative McAfee.com products and services to business customers worldwide, except in Japan, for individual small office use. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell the Company’s products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. For the three months ended March 31, 2002 and 2001, the Company paid Network Associates $574,000 and none in license fees under the Company Reseller Agreement, respectively. For the same periods, the Company generated revenue, net of the amount paid to Network Associates, of $471,000 and none from the sale of Network Associates products under the Company Reseller Agreement, respectively. To date, the Company has not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

4.    STOCK-BASED COMPENSATION

Repricing of Stock Options

As of March 31, 2002, the Company had options outstanding to its employees to purchase 193,886 shares of its Class A common stock and 5,113 shares of Network Associates stock, all of which are subject to variable accounting. During the three months ended March 31, 2002, the Company recorded a stock-based compensation credit of $1.6 million. The ultimate amount of compensation to be recorded in respect of these options will be dependent upon movements in the Company’s stock price and the stock price of Network Associates. As a result, the Company’s results of operations may fluctuate in the future based on these movements. In addition the actual charge recorded could be materially different from that calculated as of March 31, 2002.

5.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in North America. Net revenue from Japan for three months ending March 31, 2002 and 2001 were $794,000 and $472,000, respectively. Net revenues from sales to Europe were insignificant for the three months ending March 31, 2002 and 2001. All of the Company’s long-lived assets, except for approximately $26,000 of the equipment in the United Kingdom, are located in North America.

Revenue information on a product basis is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Subscription	$9,536	$6,573
Services:
Advertisement	1,454	2,423
Other Revenues	3,269	3,264
Product	4,505	556

Total	$18,764	$12,816

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$5,502	$(2,842)
Weighted-average common shares used to compute basic net income (loss) per share	47,691	44,697
Effect of dilutive securities:
Common stock equivalents	1,220	—

Weighted-average common shares used to compute diluted net income (loss) per share	48,911	44,697
Net income (loss) per share — basic	$0.12	$(0.06)

Net income (loss) per share — diluted	$0.11	$(0.06)

Potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive were 451,507 shares and 1,549,084 shares for the three months ended March 31, 2002 and March 31, 2001, respectively.

7.    CONTINGENCIES

From time to time, the Company has been subject to litigation, including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss of the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention, and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Class Action Lawsuits.    The Company and certain of its officers and directors have been named as defendants in eight putative class action complaints (the “Class Actions”) filed in Delaware Court of Chancery, California Superior Court and the United States District Court for the Northern District of California (the “District Court”) on behalf of the Company’s stockholders in connection with the exchange offer by Network Associates, which was subsequently withdrawn on April 25, 2002, pursuant to which each outstanding share of the Company’s Class A common stock would have been exchanged for 0.78 of a share of Network Associates common stock, as further described in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002 and amended through April 10, 2002. The Class Actions are captioned: Bank v. McAfee.com Corp., et al., C.A. No. 19481 (Del. Ch.) (filed March 18, 2002); Birnbaum v. Sampath, et al., C.A. No. 19482 (Del. Ch.) (filed March 18, 2002); Brown v. Sampath, et al., C.A. No. 19483 (Del. Ch.) (filed March 18, 2002); Chin v. McAfee.com Corp., et al., C.A. No. 19484 (Del. Ch.) (filed March 18, 2002); Monastero v. Sampath, et al., C.A. No. 18485 (Del. Ch.) (filed March 18, 2002); Ebner v. Sampath, et al., C.A. No. 19487 (Del. Ch.) (filed March 18, 2002); Peyton v. Richards, et al., Case No. CV 806199 (Cal. Sup.) (filed March 19, 2002); and Getty v. Sampath, et al., C-02-1692 PJH (U.S. Dist. Ct., N.D. Cal.) (filed April 9, 2002).

The complaints purport to allege claims for breach of fiduciary duty against the defendants and seek injunctive relief and other relief, including damages in an unspecified amount. The lawsuits pending in the Delaware Court of Chancery have been consolidated and plaintiffs have filed a consolidated amended complaint.

The defendants have not answered or otherwise responded to the complaints in the Class Actions, except that defendants have filed a motion to dismiss the Peyton action, which has been removed to District Court. The defendants have served written responses and objections and begun their production of documents in response to plaintiffs’ requests for the production of documents in the Delaware action. Although the Class Actions are in the preliminary stages and it is too soon to predict with any certainty the outcome of the proceedings described above, based on its current understanding of the facts, McAfee.com believes that the Class Actions have no merit and intends to defend the Class Actions vigorously.

Crawford v. Digital River, Inc. et al., Case No. 1:01CV01770 RWR; United States District Court, District of Columbia. On August 21, 2001, Christopher Crawford filed a complaint for patent infringement of US Patent 6,014,651 alleging that seven different defendants, including Network Associates, Inc., infringe such patent. The complaint alleges, inter alia, that Network Associates, Inc. infringes the Patent through several web sites, including the websites at www.nai.com and www.Mcafee.com. On May 6, 2002, Crawford and Network Associates, Inc. filed a Stipulated Order of Dismissal.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of earnings; revenues, or other financial items; any statements of plans or strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 14, 2002, and we undertake no duty to update this information. Should events occur subsequent to May 14, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Current Report on Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included under the caption “Factors that May Affect Financial Condition and Future Results” beginning on page 20 of this Quarterly Report on Form 10-Q.

General

We are a majority owned subsidiary of Network Associates, Inc. (“Network Associates”). We began operations in 1996 as a division of Network Associates. Following our incorporation in Delaware in December 1998, we continued operations as a separate legal entity as of January 1, 1999. In December 1999, we completed our initial public offering of 6,250,000 shares (7,187,500 shares including the underwriters’ over allotment) of our Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of March 31, 2002, Network Associates owned approximately 73% of our outstanding common stock and held approximately 90% of the overall voting power. As a result, Network Associates continues to control us.

We provide PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through our web site, consumers can subscribe to online services, and purchase products to secure, repair, update and upgrade their PCs. As a managed service we generate revenue by encouraging PC users to subscribe to one or more of our services which gives them online access to “version-less” PC security and management software applications that we host on our servers. Under this managed services model, customers “rent versus buy” our software applications. Our software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. In addition, we offer an advanced virus protection service for handheld devices. As of March 31, 2002, we had over 1,450,000 paid unique subscribers to our services. We began offering products to small- to medium-sized businesses in 2001. The various products that we offer on our web site include a range of PC security and management software and products sold in our McAfee Store, in addition to books sold in our Virtual Bookstore. Prior to 2000, substantially all of our net revenue came from software licenses sold through the McAfee Store and advertising. However, our current and continuing strategy is to focus on our role as an applications service provider and further expand on the McAfee Store revenue base.

On March 29, 2002, Network Associates commenced an exchange offer to acquire all of our outstanding publicly held shares of Class A common stock (the “NAI Exchange Offer”). The NAI Exchange Offer was disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002 and as amended through April 10, 2002. On April 25, 2002, Network Associates withdrew the NAI Exchange Offer. As a result of the withdrawal of the NAI Exchange Offer, no shares of our Class A common stock were accepted for exchange or exchanged pursuant to the NAI Exchange Offer.

We identify our operating segments based on business activities, management responsibility and geographical location. We have organized our operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

	Three Months Ended March 31,
	2002	2001
Net revenue:
Subscription	50.8	51.3
Services	25.2	44.4
Product	24.0	4.3

Total net revenue	100.0%	100.0%
Cost of net revenue:
Subscription	14.9	26.8
Services	5.6	19.6
Product	5.3	1.9

Total cost of net revenue	25.8	48.3

Gross profit	74.2	51.7

Operating expenses:
Research and development	12.1	28.6
Marketing and sales	14.0	18.9
General and administrative	9.6	14.2
Network Associates tender offer related expenses	10.1	—
Amortization of intangibles	0.5	11.2

Total operating expenses	46.3	72.9

Income (loss) from operations	27.9	(21.2)
Interest and other income, net	2.9	8.3
Investment write-down	—	(7.8)

Income (loss) before provision for income taxes	30.8	(20.7)
Provision for income taxes	1.5	1.5

Net income (loss)	29.3%	(22.2)%

Net Revenue

            Net revenue increased 47% to $18.8 million in the three months ended March 31, 2002 from $12.8 million in the three months ended March 31, 2001.

Subscription revenue is derived from subscriptions sold over the Internet. Subscription revenue increased to $9.5 million in the three months ended March 31, 2002 from $6.6 million in the three months ended March 31, 2001. The increase of subscription revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was due to an increase in new customer purchases, renewal purchases from existing customers, and positive results from converting trial subscribers to the McAfee.com Clinic service into paying customers. We expect this trend to continue in 2002.

Service revenue includes revenue from software license maintenance and support, hosting arrangements fees from Beyond.com (which was succeeded by Digital River on March 30, 2002), and sales of advertisements as well as co-branding and sponsorship activities hosted on our web site. Service revenue decreased 18% to $4.7 million in the three months ended March 31, 2002 from $5.7 million in the three months ended March 31, 2001. The decrease in service revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted from a decline in our ability to sell and implement sponsorship arrangements. This decline in sales was mainly due to the continued economic difficulty faced by the Internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods as the slow down in online advertisement and sponsorship activities continues. To a lesser extent, the decrease in service revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 also resulted from the introduction of a new retail boxed version of VirusScan 6.0 by Network Associates which included the introduction of post-contract customer support (PCS) at $4.95 per year. In order to remain competitive, starting in October 2001, we began offering one year of PCS for these products at $4.95. As a result of this new PCS pricing, the amount of revenue deferred on these products will be on average 15% of the sales price and recognized ratably over time as service revenue. Prior to our offering one year of PCS for this product at $4.95 per year, the amount of revenue deferred on these types of products was on average 75% of the sales price and recognized ratably over time as service revenue.

Product revenue includes revenue from Internet retail stores and license fees from the global affiliate program. Product revenue increased to $4.5 million in the three months ended March 31, 2002 from $556,000 in the three months ended March 31, 2001. The increase in product revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was due to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products including the new retail boxed version of VirusScan 6.0. As a result of our offering one year of PCS for VirusScan 6.0 at $4.95 per year starting in October 2001 in response to Network Associates’ similar offering, the amount of revenue recognized on VirusScan 6.0 upon the sale of these products will be on average 85% of the sales price, while the remaining 15% of the sales price is deferred and recognized ratably over time as service revenue. Prior to the change in PCS pricing with the release of VirusScan 6.0, we recognized on average 25% of the sales price as product revenue, while deferring 75% as service revenue. The success of our global affiliate program, which includes entering into strategic relationships with partners for the distribution of our products and services within a designated territory, which may be either a country or the customers of the strategic partner, also contributed to the increase in product revenue. In particular, in 2001 we entered into a strategic relationship with SourceNext for the distribution of the Japanese version of some of our products in Japan. This new strategic relationship accounted for $400,000 in net product revenue in the three months ended March 31, 2002, and may result in additional license fees in the remainder of 2002 and 2003. Alternatively, this strategic relationship represents a new and potentially non-recurring opportunity for us and, as a result, license revenue from this and other similar transactions may not occur in future periods. In addition, we generated net revenue of $471,000 in the three months ended March 31, 2002 from the sale of Network Associates’ products pursuant to our reseller agreement with Network Associates, effective as of March 31, 2001. The revenue recognized under this reseller agreement is net of any license fees owed to Network Associates under this reseller agreement.

Sales of our anti-virus products accounted for approximately 24% of our net revenue in the three months ended March 31, 2002 as compared to 16% of our net revenue in the three months ended March 31, 2001. Furthermore, the sale of software licenses through Beyond.com (which was succeeded by Digital River on March 30, 2002) accounted for approximately 24% of our net revenue in the three months ended March 31, 2002 as compared to 19% of our net revenue in the three months ended March 31, 2001.

Net revenue from outside of the United States represented 21% of our total net revenue in the three months ended March 31, 2002 as compared to 15% of our total net revenue in the three months ended March 31, 2001. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs, and other trade barriers. Theses factors may have a material adverse effect on our future revenue.

Our net revenue and results of operations could fluctuate significantly period-to-period. Causes of such fluctuations may include the conversion of our web site users into paying subscribers and the rate at which they renew their subscriptions, seasonal purchasing patterns on the Internet, the number of users of our web site purchasing products offered through our web site and the mix of products purchased, the amount and timing of our operating expenses and capital expenditures, the percentage of revenue which is deferred, and costs related to potential acquisitions.

Cost of Net Revenue

There are four components of our cost of net revenue: technology cost, customer support cost, license fees, and cost of processing our online subscription payments. The technology cost consists of Internet connection charges, co-location costs for maintaining server sites, salary and benefit expenses for personnel maintaining our web site, depreciation of equipment such as routers and access servers, and other related costs associated with the maintenance of the web site. The customer support cost consists of salary and benefit expenses for personnel providing customer support to our end users. The license fees are incurred under the technology cross license agreement with Network Associates, which gives us the right to sell single-user consumer licenses for the licensed Network Associates products over the web and through computer OEMs and e-retailers. The license fee is based on a percentage of net revenue derived from product sales that include the licensed technology. The license fee was 20% on January 1, 1999, and declined 1.625% per quarter until the rate reached 7% on January 1, 2001 and will remain at 7% thereafter. See Note 3 to the unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Cost of net revenue, excluding a stock based compensation credit of $374,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, decreased 16% to $5.2 million in the three months ended March 31, 2002 from $6.2 million in the three months ended March 31, 2001. The decrease in our cost of net revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was primarily due to decreases in our customer support costs. We expect our technology and customer support costs to increase in the foreseeable future.

Our cost of net revenue for our subscription, service, and product are an allocation of technology cost, customer support cost, and license fees based on the revenue generated in each category. In addition to this allocation, cost of net subscription revenue also include the cost of processing on line subscription payments.

Cost of net subscription revenue, excluding a stock based compensation credit of $190,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, decreased 12% to $3.0 million in the three months ended March 31, 2002 from $3.4 million in the three months ended March 31, 2001. The decrease in our cost of net subscription revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was mainly due to the decrease in customer support cost, technology cost, and percentage of allocation based on the revenue generated by subscriptions.

Cost of net service revenue, excluding a stock based compensation credit of $94,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, decreased 56% to $1.1 million in the three months ended March 31, 2002 from $2.5 million in the three months ended March 31, 2001. The decrease in our cost of net service revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was mainly due to the decrease in customer support cost, technology cost, and percentage of allocation based on the revenue generated by services.

Cost of net product revenue, excluding a stock based compensation credit of $90,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, increased to $1.1 million in the three months ended March 31, 2002 from $245,000 in the three months ended March 31, 2001. The increase in our cost of net product revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was due to an increase in volume of sales.

Research and Development

Research and development expenses consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation, as well as allocated overhead expenses. Research and development expenses, excluding a stock based compensation credit of $1.2 million in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, decreased 5% to $3.5 million in the three months ended March 31, 2002 from $3.7 million in the three months ended March 31, 2001. As a percentage of net revenue, research and development expenses, excluding stock based compensation, were 18% in the three months ended March 31, 2002 and 29% in the three months ended March 31, 2001. The decrease in research and development expenses as a percent of revenue was due mainly to revenue growth and controlling expenses relative to this revenue growth.

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

Marketing and Sales

Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses, excluding a stock based compensation credit of $8,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, increased 8% to $2.6 million in the three months ended March 31, 2002 from $2.4 million in the three months ended March 31, 2001. This increase is due to a new marketing campaign to increase our subscription revenue. As a percentage of net revenue, marketing and sales expenses, excluding stock based compensation, were 14% in the three months ended March 31, 2002 and 19% in the three months ended March 31, 2001. The decrease in marketing and sales expenses as a percent of revenue was due mainly to revenue growth and controlling expenses relative to this revenue growth.

We expect marketing and sales expenses to increase in absolute dollars in the future as we aggressively market our products and services to attract new paid subscribers, attempt to establish strategic relationships with third parties, and expand internationally. However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue.

General and Administrative

General and administrative expenses consist principally of charges under the corporate management services agreement with Network Associates and of salary and benefit expenses for administrative personnel. General and administrative expenses, excluding stock based compensation credit of $1,000 in the three months ended March 31, 2002 and none in the three months ended March 31, 2001, remained flat at $1.8 million in the three months ended March 31, 2002 and 2001.

Under the corporate management services agreement, amended as of January 1, 2001, Network Associates provides us services relating to tax, insurance, employee benefits and administration, corporate record keeping, payroll, and information technology. In turn, we allocate a portion of these charges related to facilities to marketing and sales and research and development. This allocation is based on the headcount of these departments. Although we believe that we benefit from the services provided by Network Associates, the corporate management services agreement gives us the right to obtain these services from a third party, and we may do so to the extent that we are able to obtain these services on more economical terms. We expect that general and administrative expenses will increase in absolute dollars in the future, but may fluctuate as a percentage of net revenue, as we expand our operations.

Network Associates Tender Offer Related Expenses

The Network Associates tender offer related expenses mainly consisted of banker’s fees and outside legal counsel fees. For the three months ended March 31, 2002, the tender offer related expenses was $1.9 million. There was no such expense for the three months ended March 31, 2001.

Amortization of Intangibles

Amortization of intangibles decreased to $90,000 in the three months ended March 31, 2002 from $1.4 million in the three months ended March 31, 2001. The decrease in amortization of intangibles was mainly due to compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of our compliance with SFAS No. 142, we ceased to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

Interest and Other Income

Interest and other income decreased 50% to $554,000 in the three months ended March 31, 2002 from $1.1 million in the three months ended March 31, 2001. Interest and other income consists of interest income and miscellaneous non-operating income and expense items. The decrease in interest and other income was due to lower interest rates generating lower interest income.

Write-Down of Strategic and Other Investments

The Company recorded a write-down of a strategic investment of $1.0 million in the three months ended March 31, 2001. This investment write-down is related to an other than temporary decline in value of our minority investment in a private company.

Stock-Based Compensation

As of March 31, 2002, the Company had options outstanding to its employees to purchase 193,886 shares of its Class A common stock and 5,113 shares of Network Associates stock, all of which are subject to variable accounting. The Company recorded a credit to stock based compensation of $1.6 million in the three months ended March 31, 2002 compared to no charge or credit in the three months ended March 31, 2001. The credit in stock based compensation charge was due to a decrease in the Company’s stock price from December 31, 2001 to March 31, 2002.

Liquidity and Capital Resources

At March 31, 2002, we had $57.1 million in cash and cash equivalents and $52.1 million in marketable securities for a combined total of $109.2 million. Approximately $8.1 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates.

Net cash provided by operating activities was $5.6 million in the three months ended March 31, 2002 and $3.7 million in the three months ended March 31, 2001.

Net cash provided by operating activities in the three months ended March 31, 2002 resulted primarily from net income. Additional cash was generated from an increase of $1.6 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. Non-cash credits of $559,000 includes depreciation and amortization, allowance for doubtful accounts and a credit for stock-based compensation. In addition, our other net working capital balances, primarily an increase in our gross accounts receivable of $1.2 million and an increase in our accounts payable and accrued liabilities balance of $463,000, were used by and provided cash to operating activities.

Net cash provided by operating activities in the three months ended March 31, 2001 resulted primarily from cash generated from an increase of $2.5 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. Additional cash was generated from adjustments of non-cash charges. Non-cash charges of $2.9 million include depreciation and amortization, the write-down of our strategic investment, and an allowance for doubtful accounts. After excluding the effects of these non-cash charges, our net income would have been approximately $81,000 for the three months ended March 31, 2001. In addition, our other net working capital balances, primarily a decrease in our gross accounts receivable of $1.4 million and a decrease in our accounts payable and accrued liabilities balance of $579,000 were used by and provided cash to operating activities.

Net cash used in investing activities in the three months ended March 31, 2002 was $14.7 million compared to cash generated by investing activities of $8.1 million in the three months ended March 31, 2001. Net cash used in investing activities in the three months ended March 31, 2002 primarily related to purchases of marketable securities and fixed assets. Net cash generated by investing activities in the three months ended March 31, 2001 primarily consisted of the proceeds derived from our sales of marketable securities.

Net cash provided by financing activities was $1.7 million in the three months ended March 31, 2002 and $600,000 in the three months ended March 31, 2001, consisting primarily of net proceeds from the issuance of our common stock under stock option and stock purchase plans.

During the three months ended March 31, 2002, a significant portion of our cash inflows were generated from operations. Because our operating results may fluctuate significantly as a result of a decrease in customer demand or a decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

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

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these issues did not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, we ceased amortizing approximately $11.6 million of goodwill. We recorded approximately $5.6 million of amortization expense during 2001 and would have recorded approximately $7.5 million of amortization expense during 2002. In addition, we are required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves the following two-step process:

•
Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2—We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

We expect to complete this review during the first quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

Related Party Arrangements

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

On March 29, 2002, Network Associates commenced an exchange offer to acquire all of our outstanding publicly held shares of Class A common stock (the “NAI Exchange Offer”). The NAI Exchange Offer was disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002 and as amended through April 10, 2002. On April 25, 2002, Network Associates withdrew the NAI Exchange Offer. As a result of the withdrawal of the NAI Exchange Offer, no shares of our Class A common stock were accepted for exchange or exchanged pursuant to the NAI Exchange Offer.

Corporate Management Services Agreement.    On January 1, 1999, the Company entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides the Company certain administrative services. Under this agreement, Network Associates provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 the Company’s share of such costs was calculated based on headcount. In January 2001, the Company entered into an amended corporate management services agreement with Network Associates whereby the Company agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. Under this agreement Network Associates charged the Company $400,000 in the three months ended March 31, 2002 and 2001, respectively.

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

Cross License Agreement.    The Company entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, the Company is required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, the Company has granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. In consideration for the rights granted under this license, Network Associates is required to pay the Company a royalty of $250,000 per quarter. During the three months ended March 31, 2002 and 2001, the Company was charged $823,000 and $455,000 for royalties, respectively.

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

Indemnification and Voting Agreement.    The Company has entered into an indemnification and voting agreement with Network Associates which became effective on December 2, 1999. Except under certain specified circumstances, Network Associates will indemnify the Company for all losses related to any third party claims relating to events or circumstances arising out of actions or inaction of Network Associates, including its subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as Network Associates owns at least 20% of the Company’s outstanding voting power, it will vote its shares of the Company’s common stock in favor of the election of two independent directors.

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

Japanese Distribution Agreement.    On April 28, 2000, the Company entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of the Company’s products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. The Company will receive a license fee. The Company, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended March 31, 2002 and 2001, the Company recognized product revenue relating to license revenue from NAC of $327,000 and $466,000, respectively.

Japanese Distribution Letter Agreement.    In a letter to the Company dated June 21, 2001, Network Associates agreed to permit SourceNext Corporation (“SourceNext”), through an agreement between SourceNext and the Company (the “SourceNext Agreement”), to distribute to both OEM and retail customers in Japan, Japanese language versions of certain of Network Associates licensed products and McAfee.com derivative products, notwithstanding the restrictions contained in the technology cross license agreement and the Company Reseller Agreement (described below). The Japanese distribution letter agreement also provides that other than sales to specified OEMs and end users, during the term of the SourceNext Agreement, Network Associates and NAC will not distribute the products covered by the SourceNext Agreement in Japan to retail customers and OEMs.

Reseller Agreements.    Effective as of March 31, 2001, the Company entered into two Reseller Agreements with Network Associates, one with the Company as the reseller (“Company Reseller Agreement”) and one with

Network Associates as the reseller (“Network Associates Reseller Agreement”). Under the Company Reseller Agreement, the Company is permitted, among other things, to resell Network Associates licensed products and derivative McAfee.com products and services to business customers worldwide, except in Japan, for individual small office use. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell the Company’s products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. For the three months ended March 31, 2002 and 2001, the Company paid Network Associates $574,000 and none in license fees under the Company Reseller Agreement, respectively. For the same periods, the Company generated revenue, net of the amount paid to Network Associates, of $471,000 and none from the sale of Network Associates products under the Company Reseller Agreement, respectively. To date, the Company has not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward looking statements in this Quarterly Report on Form 10-Q.

Factors Related to Our Relationship with Network Associates

As of March 31, 2002, Network Associates beneficially owned approximately 73% of our outstanding common stock, representing approximately 90% of the overall voting power of our capital stock.

The loss of our license with respect to the core technology and intellectual property underlying our services and products owned by Network Associates would substantially harm our business.

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

Most of our agreements with Network Associates are not the result of arm’s length negotiations and as a result the agreements may be less favorable to us than if the agreements had been negotiated at arm’s length, which could have an adverse impact on our business and prospects.

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

Our ability to sell our services and products and to pursue certain business opportunities is restricted by the terms of the technology cross license agreement we entered into with Network Associates in January 1999 and the reseller agreement we entered into with Network Associates in March 2001 in which we act as reseller. Under the technology cross license agreement, we are limited to providing licenses for products and services sold over the Internet or Internet-based products directly to end users for individual consumer or individual small office use. We may also sublicense the current version of the licensed software product to original equipment manufacturers for sale to end users for individual consumer or small office use under the technology cross license agreement. Under the reseller agreement, we are permitted to resell certain Network Associates products to business customers, subject to certain terms and conditions. Under the technology cross license agreement, we are also prevented from offering products which compete with similar Network Associates products. In order to use the licensed technology in pursuing a business opportunity that is outside the scope of the licenses granted to us by Network Associates, we must negotiate exceptions to our licensing restrictions with Network Associates. Network Associates may not agree to these exceptions, or in exchange for these exceptions it may impose significant terms and conditions on us, which could impede or prevent us from pursuing a specific business opportunity. In addition, our ability to take advantage of a specific business opportunity may be affected by Network Associates’ influence on our board of directors, its voting control over us and our comparatively limited resources. If we are unable to pursue business opportunities as a result of restrictions contained in our technology cross license agreement and the reseller agreement with Network Associates, our business and revenues could be adversely affected.

Our hosted products and services compete with some of Network Associates’ products and services, which could have a negative impact on our revenues.

Our hosted products and services compete with Network Associates’ products and services on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates has significantly greater resources to compete with us with respect to each of these factors. Because our competing products incorporate a number of the same features and share the McAfee brand, if Network Associates is able to offer its products and services at prices that are lower than the prices at which we are able to offer our products and services, we may lose some of our customers to Network Associates, which would have a negative affect on our revenues. Network Associates offers its competing products, including “shrink wrapped,” boxed versions of McAfee VirusScan and McAfee Office, through traditional non-online distribution channels, such as retail stores. Network Associates also provides hosted online products and services to businesses. We sell hosted our online products and services to single-user consumers and individual small office users worldwide, and resell Network Associates products to certain business customers. If customers prefer Network Associates’ method of software delivery to our method of software delivery, we may lose some of our customers to Network Associates, which would have a negative impact on our revenues. In addition, customer confusion in distinguishing the services and products we offer from those offered by Network Associates, and Network Associates’ greater resources to promote its products, services, and delivery method, could also result in a loss of our customers to Network Associates and lower revenues for us.

Network Associates’ ability to exert control over us could result in actions that are not consistent with the interests of our other stockholders, particularly with respect to a change of control.

Network Associates’ substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. As of March 31, 2002, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 90% of the overall voting power of our outstanding capital stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding capital stock. This voting power will enable Network Associates to:

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

Three of our current board members are affiliated with Network Associates. George Samenuk is Network Associates’ chief executive officer, and Stephen C. Richards is Network Associates’ chief financial officer and chief operating officer. In addition, our chief executive officer, Srivats Sampath, is also an officer of Network Associates.

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

Our distribution strategy requires us to develop and maintain strategic relationships with third parties, including Internet portals, Internet shopping sites, and Internet access providers. We believe that the establishment of additional strategic relationships will be critical if we are to expand our business, and our efforts may not be successful. In particular, during 2000, 2001 and the first quarter of 2002, we had a material reseller relationship with Beyond.com, which was succeeded by Digital River when Digital River acquired Beyond.com’s eStore business on March 30, 2002. If Digital River does not provide the services formerly provided to us by Beyond.com in a timely and satisfactory manner, our business could be harmed and we would be required to replace Digital River with another provider of such services. In addition, to secure and maintain key strategic relationships, we may be required to pay significant fees and/or grant exclusive rights to our strategic partners that could have an adverse affect on our gross margins and our ability to increase our revenues.

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

Our revenue growth is increasingly dependent on sales of our services and products in markets outside the United States, and we rely on our strategic partnerships with distributors of our products for these sales under our global affiliates program. Under our global affiliate program, we are pursuing strategic partnerships with distributors of our products and services in certain markets outside the United States. In the nine months ended March 31, 2002, for example, we had a significant increase in product revenue as a result of our exclusive relationship with SourceNext, our strategic partner distributor in the Japanese market. Our revenues could be adversely impacted if we are unsuccessful in identifying new strategic business opportunities in markets outside the United States, converting these opportunities into revenue-producing relationships and, depending on whether the structure of that relationship would violate restrictions imposed on us under our technology cross license with Network Associates, obtaining the required consents from Network Associates. For example, under our license with Network Associates, Network Associates retained the right to distribute competing products in non-online distribution channels. Accordingly, in order to grant our Japanese distributor distribution rights in the Japanese non-online distribution channel, we were required to obtain Network Associates’ prior consent. There is no guarantee that Network Associates will consent to similar exceptions to the license restrictions contained in our license agreement, or Network Associates may impose significant terms and conditions in connection with its consent to these exceptions. These Network Associates actions could significantly limit the scope of our strategic relationships or their potential benefit to us. In addition, if we are unable to successfully manage our strategic partner relationships in our global affiliates program, our revenues could be negatively impacted. Furthermore, we face risks in the operation of our global affiliate program, including:

•	we may be unable to perform under established strategic relationships, which could subject us to liability to our strategic partners and adversely impact our results of operations;

•	revenue generated under our global affiliate program may be one-time and non-recurring;

•	potential delays in our timing in product development and preparation for use of our services and products in certain markets outside the United States could have an adverse affect on our revenues;

•
potential damage to our brand name due to actions taken by our strategic partners, which may be out of our control and could harm our business in the markets where such distributors distribute our products;

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

Currently, our online services are designed exclusively for PCs running Microsoft’s Windows 95, Windows 98, Windows 2000, Windows XP, and Windows NT operating systems. For our web browser interface, we utilize Microsoft’s Internet Explorer technology. We do not support Netscape browser technology except through use of specialized software, commonly referred to as “plug-ins,” that must be downloaded over the Internet, a potentially time-consuming and complicated process. For such plug-ins to work, Microsoft’s Internet Explorer must reside on the user’s PC. If Microsoft’s technology ceases to be broadly accepted by consumers, or if consumers migrate to other technologies that we do not support, our business would be harmed.

Our failure to continually adapt to rapid technological change occurring in the markets for our services and products and to introduce new services and products that achieve broad market acceptance could adversely affect our revenues.

The market for our hosted services and products is subject to rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality, and features of our web site. We also must remain compatible with evolving operating systems and develop services and products that are compatible with new or otherwise emerging operating systems. These efforts may require us to internally develop increasingly complex technologies or license them from Network Associates or other parties. We also must work through our strategic relationships to expand and enhance the content on our web site. Developing and integrating new services, products, or technologies into our web site could be expensive and time-consuming and could have a negative affect on our operating results. In order to successfully include new features, functions, and services in our products, they must be compatible with new hardware and operating systems that third parties may introduce. We have no control over, and limited insight into, the development efforts by these third parties with respect to new hardware and operating systems, and we may not be able to respond effectively or in a timely manner to such changes in the market. If we fail to develop and introduce or acquire new features, functions or services on a timely basis that achieve market acceptance and enhance our brand loyalty, we may be unable to continue to attract new customers or to retain our existing customers, which would adversely impact our revenues.

Competition from other companies that offer PC security and management products and services could reduce our revenue and market share.

The market for PC security and management products is intensely competitive, and we expect competition to increase in the near-term. Competitive factors affecting our market include:

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

We currently are expanding our operations outside the United States. To expand our business, we intend to continue to develop subscriber relationships with users outside of the United States. Expansion of our business to international consumers poses significant challenges, including the creation of non-English language or localized versions of our web site. Conducting business outside of the United States is subject to additional risks, including:

•	difficulties related to online payment processing, including foreign currency issues and transacting with consumers who do not have credit cards;

•	currency fluctuations;

•	providing customer support in local languages and time zones;

•	the burden of complying with foreign laws, including uncertain and evolving privacy and consumer protection laws of Europe, which may include restrictions on e-mail marketing;

•	difficulties in securing an international provider of fulfillment services for boxed software; and

•	political or economic instability or constraints on international trade.

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

We regard substantial elements of our web site, including the underlying technology, and our other technology, such as McAfee Personal Firewall, as proprietary to McAfee.com. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect proprietary information and technology. Despite our precautionary measures and those of Network Associates with respect to the proprietary technologies we license to it, including the technology which enables us to provide hosted products and services, it is possible that third parties could copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently, and the intellectual property laws on which we rely may be ineffective in preventing such unauthorized copying or use, which would adversely affect sales of our services and products and, accordingly, our revenues. From time to time, third parties may claim that our products and services infringe upon their rights. These claims might require us to pay damages or royalties or prevent us from selling certain of our services and products, which would harm our business. Any infringement claims, with or without merit, could lead to costly litigation that could absorb significant management time and require substantial expenses, which would have an adverse impact on our results of operations. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

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

We may need to obtain additional financing to fund more rapid expansion of our operations, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire complementary services, businesses or technologies. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be required to lower our operating expenses by scaling back our operations, such as reducing our marketing and research and development expenditures, which could harm our business.

Internet stocks have been volatile and our stock price may fluctuate significantly and may cause a decline in the price of our shares.

The trading prices of our stock, like the trading prices of the stock of many other Internet or e-commerce companies, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to our operating performance or the operating performance of other Internet companies. During the three months ended March 31, 2002, our closing stock price on the NASDAQ ranged from a high of $40.98 to a low of $10.40, and the closing price on March 31, 2002 was $16.47. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions, and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects, or operating results.

We face risks associated with past and future acquisitions.

As part of our growth strategy, we may acquire companies, products, and technologies that are complementary to our business. These activities involve a number of risks and we may not realize the expected benefits of these transactions. The integration of an acquired company or technology involves a complex, time consuming, and expensive process. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls, and human resource practices. In order to successfully integrate our completed and other potential acquisitions, we may need to, among other things, successfully:

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

Legislation has recently been enacted in several states restricting the sending of unsolicited commercial e-mail. The federal government and several other states are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited e-mails include “opt- out” instructions and that senders of such e-mails honor any “opt-out” requests. In addition, the European Union’s Directive on Data Protection, adopted in 1998, restricts the transfer of personal data to non-European Union countries, including the United States, that do not provide an adequate level of privacy protection. We cannot be certain that this European Union Directive will have no impact on our expansion of our contextual e-commerce services, particularly if we choose to target new market opportunities in Europe. Future legislation or the application of existing legislation may harm our business. There is a growing body of laws and regulations applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state, and local level relating to the Internet or e-commerce services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or e-commerce. In turn, the adoption of these laws and regulations could increase our cost of doing business because we currently rely on direct-targeted e-mail campaigns as an element of our marketing and sales strategy. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Financial Risk Management

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in foreign currencies. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. At March 31, 2002, we had cash, cash equivalents, and investments of $109.2 million. Declines in interest rates would reduce our interest income. Funds in excess of current operating requirements are invested in short-term and long-term investments principally consisting of commercial paper, government bonds, corporate notes, and money market institutions. Due to the nature of our investments, we have concluded that there is no material market risk exposure at March 31, 2002. We believe there have been no material changes in our market risk exposure during the three months ended March 31, 2002 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with Securities and Exchange Commission on March 25, 2002.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

Information with respect to this item is incorporated by reference to Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements included herein on page 10 of this Quarterly Report on Form 10-Q.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Default upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits listed below are filed herewith or incorporated by reference as part of this Quarterly Report.

Exhibit No.	Exhibit Title

3.2	Amended and Restated Bylaws of McAfee.com Corporation(1)

3.3	Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)

10.1	Form of Indemnification Agreement between McAfee.com Corporation and each of its directors and officers(1)

10.2	McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)

10.3	McAfee.com 1999 Corporation Director Option Plan and form of agreements thereunder(1)

10.4	McAfee.com Corporation 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)

10.5	Corporate Management Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

10.6	Technology Cross License Agreement by and between McAfee.com Corporation, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)

10.7	Registration Rights Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of July 20, 1999(1)

10.8	Asset Contribution and Receivables Settlement Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

10.9	Intercompany Revolving Loan Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

Exhibit No.	Exhibit Title

10.10	Tax Sharing Agreement by and between McAfee.com Corporation and Network Associates, Inc., dated as of January 1, 1999(1)

10.11	Indemnification and Voting Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated August 20, 1999(1)

10.12	Joint Cooperation and Master Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated as of January 1, 1999(1)

10.13	Amended and Restated Electronic Software Reseller/Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)

10.14	Stockholders Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of October 31, 1999(1)

10.15	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corporation, dated February 14, 2000(2)

10.16	Master OEM Distributor Agreement for Japan, by and between McAfee.com Corporation and Network Associates K.K., dated as of January 1, 2000(3)

10.17	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Srivats Sampath(4)

10.18	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Evan Collins(4)

10.19	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/Web Site Services Agreement between Beyond.com Corporation and McAfee.com Corporation, dated as of June 30, 2000(4)

10.20	Reseller Agreement (with McAfee.com Corporation as “Reseller”)dated as of March 31, 2001 by and between McAfee.com Corporation and Network Associates, Inc. (6)

10.21	Reseller Agreement (with Networks Associates, Inc. as “Reseller”), dated as of March 31, 2001, by and between McAfee.com Corporation and Networks Associates, Inc. (6)

10.22	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Srivats Sampath(7)

10.23	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Evan Collins(7)

10.24	Letter, dated June 29, 2001, from Network Associates, Inc. to McAfee.com Corporation (8)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Commission.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2000.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2001.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001.
(8)	Incorporated by reference from the Registrant’s Solicitation/Recommendation Statement on Schedule 140-9 filed with the Commission on April 10, 2002.

(b) Reports on Form 8-K:

(i)	Current Report on Form 8-K, dated January 24, 2002, containing a press release of McAfee.com Corporation, dated January 16, 2002.

(ii)	Current Report on Form 8-K, dated March 18, 2002, containing a press release of McAfee.com Corporation, dated March 18, 2002.

(iii)	Current Report on Form 8-K, dated March 29, 2002, containing press releases of McAfee.com Corporation, dated March 21, 2002 and March 25, 2002.

(iv)	Current Report on Form 8-K, dated April 1, 2002, containing a press release of McAfee.com Corporation, dated March 29, 2002.

(v)	Current Report on Form 8-K, dated April 12, 2002, containing a joint press release of McAfee.com Corporation and Networks Associates, Inc., dated April 10, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCAFEE.COM CORPORATION

/S/ EVAN COLLINS
Name: Evan Collins
Title: Vice President,
Chief Financial Officer and Secretary

Date:    May 15, 2002

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

3.2	Amended and Restated Bylaws of McAfee.com Corporation(1)

3.3	Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)

10.1	Form of Indemnification Agreement between McAfee.com Corporation and each of its directors and officers(1)

10.2	McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)

10.3	McAfee.com 1999 Corporation Director Option Plan and form of agreements thereunder(1)

10.4	McAfee.com Corporation 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)

10.5	Corporate Management Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

10.6	Technology Cross License Agreement by and between McAfee.com Corporation, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)

10.7	Registration Rights Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of July 20, 1999(1)

10.8	Asset Contribution and Receivables Settlement Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

10.9	Intercompany Revolving Loan Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)

10.10	Tax Sharing Agreement by and between McAfee.com Corporation and Network Associates, Inc., dated as of January 1, 1999(1)

10.11	Indemnification and Voting Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated August 20, 1999(1)

10.12	Joint Cooperation and Master Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated as of January 1, 1999(1)

10.13	Amended and Restated Electronic Software Reseller/Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)

10.14	Stockholders Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of October 31, 1999(1)

10.15	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corporation, dated February 14, 2000(2)

10.16	Master OEM Distributor Agreement for Japan, by and between McAfee.com Corporation and Network Associates K.K., dated as of January 1, 2000(3)

10.17	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Srivats Sampath(4)

10.18	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Evan Collins(4)

10.19	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/Web Site Services Agreement between Beyond.com Corporation and McAfee.com Corporation, dated as of June 30, 2000(4)

10.20	Reseller Agreement (with McAfee.com Corporation as “Reseller”)dated as of March 31, 2001 by and between McAfee.com Corporation and Network Associates, Inc. (6)

Exhibit No.	Exhibit Title

10.21	Reseller Agreement (with Networks Associates, Inc. as “Reseller”), dated as of March 31, 2001, by and between McAfee.com Corporation and Networks Associates, Inc. (6)

10.22	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Srivats Sampath(7)

10.23	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Evan Collins(7)

10.24	Letter, dated June 29, 2001, from Network Associates, Inc. to McAfee.com Corporation (8)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Commission.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2000.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2001.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001.
(8)	Incorporated by reference from the Registrant’s Solicitation/Recommendation Statement on Schedule 140-9 filed with the Commission on April 10, 2002.