Form 10-Q
period 2002-06-30
MCAFEE COM CORP
filed 2002-08-14
CIK 1095388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 00-28247

MCAFEE.COM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0503003 (IRS Employer Identification Number)

535 Oakmead Parkway

Sunnyvale, California 94085
(408) 992 8100
(Address and telephone number of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of July 31, 2002, the number of outstanding shares of the registrant’s Class A common stock, $.001 par value, was 12,106,688. The number of outstanding shares of registrant’s Class B common stock, par value $.001, was 36,000,000, all of which are beneficially owned by Network Associates, Inc.

MCAFEE.COM CORPORATION

FORM 10-Q, June 30, 2002

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,963	$64,526
Short-term marketable securities	45,158	29,809
Accounts receivable, net	2,026	1,208
Prepaid and other expenses	3,839	1,517

Total current assets	111,986	97,060
Long-term marketable securities	11,265	8,172
Goodwill and purchased technology	13,566	12,892
Fixed assets, net	5,104	6,177
Other assets	133	143

Total assets	$142,054	$124,444

LIABILITIES
Current liabilities:
Accounts payable	$668	$1,984
Accrued liabilities	11,698	9,010
Payable to Network Associates	5,763	8,210
Deferred revenue — short term	35,130	30,585

Total current liabilities	53,259	49,789

Long-term liabilities:
Deferred revenue — long term	3,196	2,621
Other long-term liabilities	268	142

Total liabilities	56,723	52,552

Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, Class A; $.001 par value:
Authorized: 100,000,000 shares; Issued and outstanding: 12,016,199 shares at June 30, 2002 and 11,479,001 shares at December 31, 2001	12	11
Common stock, Class B; $.001 par value:
Authorized 65,000,000; 36,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	36	36
Additional paid-in capital	135,621	134,477
Accumulated other comprehensive loss	(745)	(1,092)
Accumulated deficit	(49,593)	(61,540)

Total stockholders’ equity	85,331	71,892

Total liabilities and stockholders’ equity	$142,054	$124,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net Revenue:
Subscription	$10,314	$7,371	$19,850	$13,944
Product	6,207	745	10,712	1,301
Services	4,176	6,293	8,899	11,980

Total net revenue	20,697	14,409	39,461	27,225

Cost of net revenue:
Subscription	2,869	2,350	5,659	5,789
Product	1,275	197	2,275	442
Services	858	1,664	1,907	4,171

Total cost of net revenue(1)	5,002	4,211	9,841	10,402

Gross profit	15,695	10,198	29,620	16,823

Operating expenses:
Research and development(2)	3,629	4,034	5,912	7,699
Marketing and sales(3)	2,827	3,191	5,453	5,608
General and administrative(4)	2,259	2,216	4,057	4,041
Network Associates exchange offer related expenses	499	—	2,399	—
Amortization of intangibles	282	1,396	372	2,832

Total operating expenses	9,496	10,837	18,193	20,180

Income (loss) from operations	6,199	(639)	11,427	(3,357)
Interest and other income, net	600	931	1,154	1,996
Investment write-down	—	—	—	(1,000)

Income (loss) before provision for income taxes	6,799	292	12,581	(2,361)
Provision for income taxes	354	426	634	615

Net income (loss)	$6,445	$(134)	$11,947	$(2,976)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	326	(29)	332	47
Unrealized gains (losses) on securities, net of tax	179	(12)	15	152

Comprehensive income (loss)	$6,950	$(175)	$12,294	$(2,777)

Net income loss per share — basic	$0.13	$(0.00)	$0.25	$(0.07)

Net income loss per share — diluted	$0.13	$(0.00)	$0.24	$(0.07)

Shares used in per share calculation — basic	47,983	44,925	47,837	44,811

Shares used in per share calculation — diluted	48,914	44,925	48,926	44,811

(1)	For the three months ended June 30, 2002 and 2001, there were no stock compensation charges. For the six months ended June 30, 2002 and 2001, there were stock compensation credits of $374 and none, respectively.

(2)	For the three months ended June 30, 2002 and 2001, there were no stock compensation charges. For the six months ended June 30, 2002 and 2001, there were stock compensation credits of $1,168 and none, respectively.

(3)	For the three months ended June 30, 2002 and 2001, there were no stock compensation charges. For the six months ended June 30, 2002 and 2001, there were stock compensation credits of $8 and none, respectively.

(4)	For the three months ended June 30, 2002 and 2001, there were no stock compensation charges. For the six months ended June 30, 2002 and 2001, there were stock compensation credits of $1 and none, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,947	$(2,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,042	4,527
Provision for (recovery from) doubtful accounts	102	(433)
Non-cash charge due to investment write down	—	1,000
Stock-based compensation credit	(1,551)	—
Changes in assets and liabilities:
Accounts receivable	(920)	1,904
Prepaid expenses and other assets	(2,312)	511
Accounts payable, accrued liabilities, and other long-term liabilities	1,413	(994)
Deferred revenue	5,120	2,683

Net cash provided by operating activities	15,841	6,222

Cash flows from investing activities:
Purchases of available-for-sale marketable securities	(46,430)	(27,952)
Sale of available-for-sale marketable securities	28,088	28,820
Net cash used in purchase technology	(707)	—
Acquisition of property and equipment	(597)	(875)

Net cash used in investing activities	(19,646)	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	2,696	2,540
Change in amount due to (from) Network Associates	(2,447)	801

Net cash provided by financing activities	249	3,341

Effect of exchange rate fluctuations	(7)	200

Net increase (decrease) in cash and cash equivalents	(3,563)	9,756
Cash and cash equivalents at beginning of year	64,526	25,527

Cash and cash equivalents at end of period	$60,963	$35,283

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
Unrealized gains (losses) on marketable securities, net of tax	$15	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF COMPANY

      McAfee.com Corporation, a majority owned subsidiary of Networks Associates, Inc. (“Network Associates”), a publicly traded corporation, was incorporated in December 1998 and commenced operations as a separate legal entity. Prior to January 1, 1999, this business was operated as a part of Network Associates. This business is referred to herein as “McAfee.” “McAfee.com” and “McAfee” are collectively referred to as the “Company.”

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

      The Company provides PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through the Company’s web site, consumers can subscribe to online services and purchase products to secure, repair, update and upgrade their PCs. As a managed service, the Company generates revenue by encouraging PC users to subscribe to one or more of the Company’s services which gives them online access to “version-less” PC security and management software applications that the Company hosts on its servers. Under this managed services model, customers “rent versus buy” the Company’s software applications. The Company’s software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. In addition, the Company offers an advanced virus protection service for handheld devices. The Company began offering products to small- to medium-sized businesses in 2001. The various products that the Company offers on its web site include a range of PC security and management software and products sold through its online McAfee Store. Prior to 2000, substantially all of the Company’s net revenue came from software licenses sold through the online McAfee Store and advertising. However, the Company’s current and continuing strategy is to focus on its role as an applications service provider and further expand on the online McAfee Store revenue base.

Initial Public Offering

      In December 1999, the Company completed its initial public offering of 6,250,000 shares (7,187,500 shares including the underwriters’ over allotment) of its Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of June 30, 2002, Network Associates owned approximately 74% of the Company’s outstanding common stock and held approximately 90% of the overall voting power. As a result, Network Associates continues to control the Company.

Basis of Presentation

      The unaudited condensed consolidated interim financial statements of the Company as of June 30, 2002 and for the three month and six months ended June 30, 2002 and June 30, 2001 have been prepared by the Company in accordance with the instructions to Form 10-Q as promulgated under the Securities and Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim period, have been included.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods.

      Certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the 2002 presentation. These reclassifications had no effect on the 2001 stockholders’ equity or results of operations.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for “Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these EITF Issues did not have a significant impact on the Company’s financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company ceased amortizing approximately $11.3 million of goodwill. The Company recorded approximately $5.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.5 million of amortization during 2002. In addition, the Company is required to perform an impairment

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review of the goodwill balance upon the initial adoption of SFAS No. 142 and an annual review thereafter. The impairment review involves the following two-step process:

•	Step 1 — Compare the fair value of reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company would then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

The Company completed this review during the quarter ended June 30, 2002. The results of this review are detailed in Note 4 in these notes to the condensed consolidated financial statements.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

3.     RELATED PARTY TRANSACTIONS

Network Associates’ Exchange Offers

      On March 29, 2002, Network Associates commenced an exchange offer to acquire all of the Company’s outstanding publicly held shares of Class A common stock (the “March Exchange Offer”). The terms of the March Exchange Offer were disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002, as amended. On April 25, 2002, Network Associates withdrew the March Exchange Offer. As a result of the withdrawal of the March Exchange Offer, no shares of the Company’s Class A common stock were accepted for exchange or exchanged pursuant to the March Exchange Offer.

      On July 2, 2002, Network Associates commenced a second exchange offer to acquire all of the Company’s outstanding publicly held shares of Class A common stock (the “July Exchange Offer”). The terms of the July Exchange Offer are disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on July 2, 2002, as amended. On July 31,

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, Network Associates extended the July Exchange Offer until midnight, Eastern time, on August 13, 2002. Subsequently, on August 13, 2002, Network Associates announced that it had raised the price of the July Exchange Offer and extended the July Exchange Offer until Midnight, Eastern Time, on September 12, 2002.

Agreements Between Network Associates and the Company

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

      Corporate Management Services Agreement. On January 1, 1999, the Company entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides the Company certain administrative services. Under this agreement, Network Associates provides to the Company services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, the Company may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 the Company’s share of such costs was calculated based on headcount. In January 2001, the Company entered into an amended corporate management services agreement with Network Associates whereby the Company agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure, and facilities management. Under this agreement Network Associates charged the Company $400,000 in the three months ended June 30, 2002 and 2001, respectively. Network Associates charged the Company $800,000 in the six months ended June 30, 2002 and 2001, respectively.

      The corporate management services agreement may be terminated either by the Company upon 30 days notice, or by Network Associates (1) when it ceases to hold a majority of the voting power of the Company’s outstanding voting stock, or (2) upon 180 days notice if Network Associates determines that the fees do not adequately compensate Network Associates for the services rendered and Network Associates and the Company are unable to agree upon mutually acceptable fees. If the Company is unsuccessful in obtaining acceptable provision of these services upon termination of the corporate management services agreement, the Company’s future financial performance could be adversely affected.

      Cross License Agreement. The Company entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted the Company worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, the Company is required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, the Company has granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. The technology cross license agreement has a perpetual term and is subject to termination only in limited circumstances as set forth in the agreement, including upon a substantial breach of a material term of the agreement by the non-terminating party following notice and a cure period and subject to dispute resolution procedures set forth in the agreement. In consideration for the rights granted under this license, Network Associates is required to pay the Company a royalty of $250,000 per quarter. During the three months ended June 30, 2002 and 2001, the Company was charged $920,000 and $483,000 for royalties, respectively, net of royalties received from Network Associates, respectively. During the six months ended June 30, 2002 and 2001, the Company was

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged $1.7 million and $938,000 for royalties, respectively, net of royalties received from Network Associates.

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

      Japanese Distribution Agreement. On April 28, 2000, the Company entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of the Company’s products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. The Company will receive a license fee. The Company, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended June 30, 2002 and 2001, the Company recognized product revenue relating to license revenue from NAC of $270,000 and $461,000, respectively, net of revenue share, respectively. During the six months ended June 30, 2002 and 2001, the Company recognized product revenue of $598,000 and $927,000, respectively, net of revenue share.

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Reseller Agreements. Effective as of March 31, 2001, the Company entered into two Reseller Agreements with Network Associates, one with the Company as the reseller (“Company Reseller Agreement”) and one with Network Associates as the reseller (“Network Associates Reseller Agreement”). Under the Company Reseller Agreement, the Company is permitted, among other things, to resell Network Associates licensed products and derivative McAfee.com products and services to business customers worldwide, except in Japan. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell the Company’s products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. Each of the Company Reseller Agreement and the Network Associates Reseller Agreement has a perpetual term and is subject to termination only in limited circumstances as set forth in the agreement, including upon a party’s engagement in unlawful business practices in breach of the agreement or a party’s violation or nonperformance of any covenant contained in the agreement. Termination of the Company Reseller Agreement or Network Associates Reseller Agreement requires notice and a cure period and bona fide disputes as to the grounds of termination are subject to dispute resolution procedures on the same terms as are contained in the technology cross license agreement.

      For the three months ended June 30, 2002 and 2001, the Company paid Network Associates $509,000 and $54,000 in license fees under the Company Reseller Agreement, respectively. For the six months ended June 30, 2002 and 2001, the Company paid Network Associates $1.1 million and $54,000 in license fees under the Company Reseller Agreement, respectively. For the three months ended June 30, 2002 and 2001, the Company generated revenue, net of the amount paid to Network Associates, of $554,000 and $178,000 from the sale of Network Associates products under the Company Reseller Agreement, respectively. For the six months ended June 30, 2002 and 2001, the Company generated revenue, net of the amount paid to Network Associates, of $1.0 million and $178,000 from the sale of Network Associates products under the Company Reseller Agreement, respectively. To date, the Company has not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company performed the initial goodwill impairment analysis required by SFAS No. 142 as of January 1, 2002 during the three months ended June 30, 2002 and concluded that goodwill was not impaired, as the fair value of the Company exceeded its carrying value, including goodwill. As the Company is comprised of one reporting unit, quoted market prices were used to determine its fair value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

      Goodwill information is as follows (in thousands):

	Effects of Foreign
January 1, 2002	Currency Exchange	June 30, 2002

$11,312	$339	$11,651

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three months and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$6,445	$(134)	$11,947	$(2,976)
Goodwill amortization	—	1,329	—	2,699

Adjusted net income (loss)	$6,445	$1,195	$11,947	$(277)

Basic net income (loss) per share	$0.13	$(0.00)	$0.25	$(0.07)
Goodwill amortization	—	0.03	—	0.06

Adjusted basic net income per share	$0.13	$0.03	$0.25	$(0.01)

Diluted net income (loss) per share:	$0.13	$(0.00)	$0.24	$(0.07)
Goodwill amortization	—	0.03	—	0.06

Adjusted diluted net income per share	$0.13	$0.03	$0.24	$(0.01)

Shares used in per share calculation — basic	47,983	44,925	47,837	44,811

Shares used in per share calculation — diluted	48,914	46,542	48,926	44,811

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30, 2002			December 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangible assets:
Purchased technologies	$2,847	$(932)	$1,915	$2,140	$(560)	$1,580

      The aggregate amortization expenses for the intangible assets listed above totaled $282,000 and $67,000 for the three months ended June 30, 2002 and 2001, respectively, and $372,000 and $133,000 for the six months ended June 30, 2002 and 2001, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002	$490
2003	707
2004	242
2005	124
2006	114
Thereafter	238

$1,915

5.     STOCK-BASED COMPENSATION

      As of June 30, 2002, the Company had options outstanding to its employees to purchase 172,951 shares of its Class A common stock and 5,113 shares of Network Associates stock which were subject to variable accounting. During the three months ended June 30, 2002, the Company did not record any stock-based

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. During the six months ended June 30, 2002, the Company recorded a stock-based compensation credit of $1.6 million because the per share price of the Company’s stock decreased from $33.91 at December 31, 2001 to $16.47 at March 31, 2002. The stock-based compensation credit was calculated based on the difference between the exercise price of the options and their quarter ended market value. During the three and six months ended June 30, 2001, the Company did not incur a charge related to options subject to variable plan accounting. The ultimate amount of compensation to be recorded in respect of these options will be dependent upon movements in the Company’s stock price and the stock price of Network Associates. As a result, the Company’s results of operations may fluctuate in the future based on these movements. In addition the actual charge recorded could be materially different from that calculated as of June 30, 2002.

6.     SEGMENT AND MAJOR CUSTOMER INFORMATION

      The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company has organized its operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content. Further, the Company derives the significant majority of its revenues from operations in North America. Net revenue from Japan for the three months ended June 30, 2002 and 2001 was $800,000 and $467,000, respectively. Net revenue from Japan for the six months ended June 30, 2002 and 2001 was $1.6 million and $939,000, respectively. Net revenues from sales to Europe were insignificant for the three months and six months ended June 30, 2002 and 2001. As of June 30, 2002, all of the Company’s long-lived assets, except for approximately $8,000 of equipment in the United Kingdom, are located in North America.

      Revenue information on a product basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Subscription	$10,314	$7,371	$19,850	$13,944
Product	6,207	745	10,712	1,301
Services:
Advertisement	1,148	3,045	2,602	5,468
Other Revenues	3,028	3,248	6,297	6,512

Total	$20,697	$14,409	$39,461	$27,225

7.     NET INCOME (LOSS) PER SHARE

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

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$6,445	$(134)	$11,947	$(2,976)
Weighted-average common shares used to compute basic net income (loss) per share	47,983	44,925	47,837	44,811
Effect of dilutive securities:
Common stock equivalents	931	—	1,089	—

Shares used to compute diluted net income (loss) per share	48,914	44,925	48,926	44,811
Net income (loss) per share — basic	$0.13	$(0.00)	$0.25	$(0.07)

Net income (loss) per share — diluted	$0.13	$(0.00)	$0.24	$(0.07)

Potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive were 723,385 shares and 640,131 shares for the three months and six ended June 30, 2002. Potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive were 2,323,461 shares and 2,090,106 shares for the three months and six ended June 30, 2001.

8.     CONTINGENCIES

      From time to time, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and has been subject to litigation, including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss of the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention, and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flow.

Other Litigation

      In re McAfee.com Corp. Initial Public Offering Securities Litigation. On August 10, 2001, the Company, certain company officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”), were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO. Plaintiffs bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between December 1, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 300 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities

MCAFEE.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

      Class Action Lawsuits. On March 18, 2002, Network Associates announced its intention to commence an exchange offer for the publicly-traded Class A common stock of the Company. That same day, the following six lawsuits were filed in Delaware Chancery of Court against the Company, Network Associates, and certain of the Company’s officers and directors, seeking to enjoin the exchange offer: Bank v. McAfee.com Corp., et al., C.A. No. 19481; Birnbaum v. Sampath, et al., C.A. No. 19482; Brown v. Sampath, et al., C.A. No. 19483; Chin v. McAfee.com Corp., et al., C.A. No. 19484; Monastero v. Sampath, et al., C.A. No. 18485; Ebner v. Sampath, et al., C.A. No. 19487. These six actions were consolidated as In re McAfee.com Shareholders Litigation, C.A. No. 19481-NC, and a class consisting of certain public shareholders of the Company was certified.

      On April 25, 2002, Network Associates withdrew its exchange offer, which it then renewed on July 2, 2002. On July 8, 2002, plaintiffs in the consolidated Delaware class actions filed a second amended complaint concerning the renewed exchange offer, which named as defendants the Company, Network Associates, Srivats Sampath, George Samenuk and Stephen Richards. The second amended complaint purports to assert claims for breach of fiduciary duty and seeks damages and injunctive relief with respect to the renewed exchange offer.

      On July 17, 2002, plaintiffs filed a motion to enjoin the renewed exchange offer, which they withdrew before it was to be heard by the Delaware Court of Chancery. The Company filed an answer to the second amended complaint on August 9, 2002, and has also responded to discovery requests by plaintiffs.

      In addition to the actions pending in Delaware, three actions were filed in California by purported shareholders of the Company challenging the exchange offer or the renewed exchange offer on substantially similar grounds as the Delaware actions. Two actions captioned Peyton v. Richards, et al., Case Nos. CV 806199 (filed on March 19, 2002) and 809111 (filed on July 1, 2002), are pending in Santa Clara Superior Court. The first Peyton action purports to assert claims for breach of fiduciary duty and seeks injunctive relief with respect to the initial with-drawn exchange offer, while the second Peyton action asserts the same claims and seeks the same relief with respect to the renewed exchange offer. In addition, an action captioned Getty v. Sampath, et al., Case No. C-02-1692 PJH (filed on April 9, 2002) is pending in the United States District Court, Northern District of California, and purports to assert claims for breach of fiduciary duty and seeks damages and injunctive relief with respect to the initial exchange offer. Neither the Company nor any of the other defendants has responded to these complaints.

      The foregoing actions challenging the exchange offer or renewed exchange offer are in the preliminary stages and it is therefore too soon to predict with any certainty their outcome. However, based upon its current understanding of the facts, the Company believes that these actions have no merit, and it will defend itself vigorously.

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

      The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 12, 2002, and we undertake no duty to update this information. Should events occur subsequent to August 12, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Current Report on Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included under the caption “Factors that May Affect Financial Condition and Future Results” beginning on page 29 of this Quarterly Report on Form 10-Q.

General

      We are a majority owned subsidiary of Network Associates, Inc. (“Network Associates”). We began operations in 1996 as a division of Network Associates. Following our incorporation in Delaware in December 1998, we continued operations as a separate legal entity. In December 1999, we completed our initial public offering of 6,250,000 shares (7,187,500 shares including the underwriters’ over allotment) of our Class A common stock. Based on the offering price of $12.00 per share, the gross proceeds from the offering were $86.2 million. After commissions paid to the underwriters, and other offering costs, the net proceeds were $78.9 million. As of June 30, 2002, Network Associates owned approximately 74% of our outstanding common stock and held approximately 90% of the overall voting power. As a result, Network Associates continues to control us.

      We provide PC security and management application services and products for consumers and small- to medium-sized businesses over the Internet. Through our web site, consumers can subscribe to online services, and purchase products to secure, repair, update and upgrade their PCs. As a managed service we generate revenue by encouraging PC users to subscribe to one or more of our services which gives them online access to “version-less” PC security and management software applications that we host on our servers. Under this managed services model, customers “rent versus buy” our software applications. Our software applications allow subscribers to manage their PCs by checking for and eliminating viruses, protecting their PC systems from intrusion by hackers and other online threats, optimizing PC system performances and repairing problems. We began offering products to small- to medium-sized businesses in 2001. The various products that we offer on our web site include a range of PC security and management software and products sold through our on-line McAfee Store. Prior to 2000, substantially all of our net revenue came from software licenses sold through the McAfee Store and advertising. However, our current and continuing strategy is to focus on our role as an applications service provider and further expand on the McAfee Store revenue base.

      On March 29, 2002, Network Associates commenced an exchange offer to acquire all of our outstanding publicly held shares of Class A common stock (the “March Exchange Offer”). The terms of the March Exchange Offer were disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on March 29, 2002, as amended.. On April 25, 2002, Network

Associates withdrew the March Exchange Offer. As a result of the withdrawal of the March Exchange Offer, no shares of our Class A common stock were accepted for exchange or exchanged pursuant to the March Exchange Offer.

      On July 2, 2002, Network Associates commenced a second exchange offer to acquire all of our outstanding publicly held shares of Class A common stock (the “July Exchange Offer”). The terms of the July Exchange Offer are disclosed in a Tender Offer Statement on Schedule TO filed by Network Associates with the Securities and Exchange Commission on July 2, as amended. On July 31, 2002, Network Associates extended the July Exchange Offer until midnight, Eastern time, on August 13, 2002. Subsequently, on August 13, 2002, Network Associates announced that it had raised the price of the July Exchange Offer and extended the July Exchange Offer until Midnight, Eastern time, on September 12, 2002.

      We identify our operating segments based on business activities, management responsibility and geographical location. We have organized our operations into a single operating segment, providing delivery of personalized e-commerce offerings and local content.

Results of Operations

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statement of Operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net revenue:
Subscription	49.8	51.1	50.3	51.2
Product	30.0	5.2	27.1	4.8
Services	20.2	43.7	22.6	44.0

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Subscription	13.9	16.3	14.3	21.3
Product	6.2	1.4	5.8	1.6
Services	4.1	11.5	4.8	15.3

Total cost of net revenue	24.2	29.2	24.9	38.2

Gross profit	75.8	70.8	75.1	61.8

Operating expenses:
Research and development	17.5	28.0	15.0	28.3
Marketing and sales	13.7	22.1	13.8	20.6
General and administrative	10.9	15.4	10.3	14.8
Network Associates exchange offer related expenses	2.4	—	6.1	—
Amortization of intangibles	1.4	9.7	0.9	10.4

Total operating expenses	45.9	75.2	46.1	74.1

Income (loss) from operations	29.9	(4.4)	29.0	(12.3)
Interest and other income, net	2.9	6.4	2.9	7.3
Investment write-down	—	—	—	(3.7)

Income (loss) before provision for income taxes	32.8	2.0	31.9	(8.7)
Provision for income taxes	1.7	2.9	1.6	2.2

Net income (loss)	31.1%	(0.9)%	30.3%	(10.9)%

Net Revenue

      Net revenue increased 44% to $20.7 million in the three months ended June 30, 2002 from $14.4 million in the three months ended June 30, 2001. Net revenue increased 45% to $39.5 million in the six months ended June 30, 2002 from $27.2 million in the six months ended June 30, 2001.

      Subscription revenue is derived from subscriptions sold over the Internet. Subscription revenue increased 39% to $10.3 million in the three months ended June 30, 2002 from $7.4 million in the three months ended June 30, 2001. Subscription revenue increased 43% to $19.9 million in the six months ended June 30, 2002 from $13.9 million in the six months ended June 30, 2001. The increases in subscription revenue for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 were due to an increase in new customer purchases, renewal purchases from existing customers, and positive results from converting trial subscribers to the McAfee.com Clinic service into paying customers. We expect this trend to continue for the remainder of 2002.

      Product revenue includes revenue from Internet retail stores and license fees from the global affiliate program. Product revenue increased to $6.2 million in the three months ended June 30, 2002 from $745,000 in the three months ended June 30, 2001. Product revenue increased to $10.7 million in the six months ended June 30, 2002 from $1.3 million in the six months ended June 30, 2001. The increases in product revenue for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 were due to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products including the new retail boxed version of VirusScan 6.0. As a result of our offering one year of post-contract customer support (PCS) for VirusScan 6.0 at $4.95 per year starting in October 2001 in response to Network Associates’ similar offering, the amount of revenue recognized on VirusScan 6.0 upon the sale of these products is approximately 85% of the sales price, while the remaining 15% of the sales price is deferred and recognized ratably over time as service revenue. Prior to the change in PCS pricing with the release of VirusScan 6.0, we recognized approximately 25% of the sales price as product revenue, while deferring 75% as service revenue. The decline in the price of PCS in October of 2001 had the impact of shifting service revenue to product revenue and resetting the allocation of the majority of the value to the software license which is recognized at the time of the sale. In addition, starting April 2002, we obtained better product reporting from Network Associates distribution partners of sales made through online retailers. This allowed us to determine the amount of VirusScan products sold through distribution channels. As we have vendor specific objective evidence of the value of PCS bundled with each VirusScan product sold ($4.95), we were able to unbundled license revenue on these products and recognize them as product revenue. The amount recognized as product revenue was approximately 77%. The deferred amount of revenue recognized ratable over the PCS period as service revenue was approximately 23% of the sales price. Prior to obtaining improved reporting from Network Associates distribution partners, we recognized the entire revenue from these distribution channels which was not significant, ratably over the initial maintenance period as service revenue. The success of our global affiliate program, which includes entering into strategic relationships with partners for the distribution of our products and services within a designated territory, which may be either a country or the customers of the strategic partner, also contributed to the increases in product revenue. In particular, at the end of June 2001, we entered into a strategic relationship with SourceNext for the distribution of the Japanese version of some of our products in Japan. This strategic relationship accounted for $447,000 and $847,000 in net product revenue in the three months and six months ended June 30, 2002, respectively. The strategic relationship with SourceNext did not generate any net product revenue for same periods in 2001. This relationship may result in additional license fees in the remainder of 2002 and 2003. Alternatively, this strategic relationship represents a new and potentially non-recurring opportunity for us and, as a result, license revenue from this and other similar transactions may not occur in future periods. In addition, we generated net revenue of $554,000 and $1.0 million in the three months and the six months ended June 30, 2002, respectively, from the sale of Network Associates’ products pursuant to our reseller agreement with Network Associates, effective as of March 31, 2001. For the period of three months and six months ended June 30, 2001, we generated net revenue of $178,000 from the sale of Network Associates’ products. The revenue recognized under this reseller agreement is net of any license fees owed to Network Associates.

      Service revenue includes revenue from software license maintenance and support, hosting arrangements fees from Digital River (which succeeded Beyond.com on March 30, 2002), and sales of advertisements as well as co-branding and sponsorship activities hosted on our web site. Service revenue decreased 33% to $4.2 million in the three months ended June 30, 2002 from $6.3 million in the three months ended June 30, 2001. Service revenue decreased 26% to $8.9 million in the six months ended June 30, 2002 from $12.0 million in the six months ended June 30, 2001. The decreases in service revenue for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 resulted from a decline in our ability to sell and implement sponsorship arrangements. This decline in sales was mainly due to the continued economic difficulty faced by the Internet industry and the slow down in online advertisement and sponsorship activities. We expect this trend to continue for the future periods and as such we are no longer focusing on the advertising business. To a lesser extent, the decrease in service revenue for the three month and six month periods ended June 30, 2002 as compared to the same periods in 2001 also resulted from the introduction of a new retail boxed version of VirusScan 6.0 by Network Associates which included the introduction of PCS at $4.95 per year. In order to remain competitive, starting in October 2001, we began offering one year of PCS for these products at $4.95. As a result of this new PCS pricing, the amount of revenue deferred on these products is approximately 15% of the sales price, and recognized ratably over time as service revenue. Prior to our offering one year of PCS for this product at $4.95 per year, the amount of revenue deferred on these types of products was approximately 75% of the sales price and recognized ratably over time as service revenue.

      Sales of our anti-virus products including the related service revenue accounted for approximately 25% of our net revenue in the three months ended June 30, 2002 as compared to 15% of our net revenue in the three months ended June 30, 2001. Furthermore, the sale of software licenses through Digital River (which succeeded Beyond.com on March 30, 2002) including the related service revenue accounted for approximately 26% of our net revenue in the three months ended June 30, 2002 as compared to 17% of our net revenue in the three months ended June 30, 2001.

      Net revenue from outside of the United States represented 18% of our total net revenue in the three months ended June 30, 2002 as compared to 15% of our total net revenue in the three months ended June 30, 2001. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality, tariffs, and other trade barriers. Theses factors may have a material adverse effect on our future revenue.

      Our net revenue and results of operations could fluctuate significantly from period-to-period. Causes of such fluctuations may include the conversion of our web site users into paying subscribers and the rate at which they renew their subscriptions, seasonal purchasing patterns on the Internet, the number of users of our web site purchasing products offered through our web site and the mix of products purchased, the amount and timing of our operating expenses and capital expenditures, the percentage of revenue which is deferred, and costs related to potential acquisitions.

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

      Cost of net revenue increased 19% to $5.0 million in the three months ended June 30, 2002 from $4.2 million in the three months ended June 30, 2001. The increase in our cost of net revenue for the three months ended June 30, 2002 as compared to the same period in 2001 was primarily due to increase in our license fees associated with increased revenue. Cost of net revenue, excluding a stock based compensation credit of $374,000 in the six months ended June 30, 2002 and none in the six months ended June 30, 2001, decreased 2% to $10.2 million in the six months ended June 30, 2002 from $10.4 million in the six months ended June 30, 2001. The decrease in our cost of net revenue for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily due to a decrease in our customer support costs and partially offset by an increase in our license fees associated with increased revenues. As a percentage of net revenue, total cost of net revenue was 24.2% for the three months ended June 30, 2002 and 29.2% for the three months ended June 30, 2001. As a percentage of net revenue, total cost of net revenue was 24.9% for the six months ended June 30, 2002 and 38.2% for the six months ended June 30, 2001. The decrease in total cost of net revenue as a percentage of net revenue was due mainly to revenue growth and controlling expenses relative to this revenue growth.

      Our cost of net revenue for our subscription, product and services are an allocation of technology cost, customer support cost, and license fees based on the revenue generated in each category. In addition to this allocation, cost of net subscription revenue also includes the cost of processing on line subscription payments.

      Cost of net subscription revenue increased 21% to $2.9 million in the three months ended June 30, 2002 from $2.4 million in the three months ended June 30, 2001. Cost of net subscription revenue, excluding a stock based compensation credit of $190,000 in the six months ended June 30, 2002 and none in the six months ended June 30, 2001, remained flat at $5.8 million in the six months ended June 30, 2002 and 2001. The increase in our cost of net subscription revenue for the three months ended June 30, 2002 as compared to the same period in 2001 was mainly due to increases in our license fees associated with increased revenues. As a percentage of net revenue, cost of net subscription revenue was 13.9% for the three months ended June 30, 2002 and 16.3% for the three months ended June 30, 2001. As a percentage of net revenue, cost of net subscription revenue was 14.3% for the six months ended June 30, 2002 and 21.3% for the six months ended June 30, 2001. The decreases in the cost of subscription revenue as a percentage of net revenue for the three and six months ended June 30, 2002 as compared to the same periods in 2001 were mainly due to subscription revenue growth and controlling expenses relative to this revenue growth.

      Cost of net product revenue increased to $1.3 million in the three months ended June 30, 2002 from $197,000 in the three months ended June 30, 2001. Cost of net product revenue, excluding a stock based compensation credit of $90,000 in the six months ended June 30, 2002 and none in the six months ended June 30, 2001, increased to $2.4 million in the six months ended June 30, 2002 from $442,000 in the six months ended June 30, 2001. The increases in our cost of net product revenue for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 were due to increases in volume of sales. As a percentage of net revenue, cost of net product revenue was 6.2% for the three months ended June 30, 2002 and 1.4% for the three months ended June 30, 2001. As a percentage of net revenue, cost of net product revenue was 5.8% for the six months ended June 30, 2002 and 1.6% for the six months ended June 30, 2001. The increases in the cost of product revenue as a percentage of net revenue for the three and six months ended June 30, 2002 as compared to the same periods in 2001 were mainly due to an increase in the amount of product revenue as a percentage of total net revenues.

      Cost of net service revenue decreased 50% to $858,000 in the three months ended June 30, 2002 from $1.7 million in the three months ended June 30, 2001. Cost of net service revenue, excluding a stock based compensation credit of $94,000 in the six months ended June 30, 2002 and none in the six months ended June 30, 2001, decreased 52% to $2.0 million in the six months ended June 30, 2002 from $4.2 million in the six months ended June 30, 2001. The decreases in our cost of net service revenue for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 were mainly due to decreases in volume of sales. As a percentage of net revenue, cost of net service revenue was 4.1% for the three months ended June 30, 2002 and 11.5% for the three months ended June 30, 2001. As a percentage of net revenue, cost of net service revenue was 4.8% for the six months ended June 30, 2002 and 15.3% for the six months ended June 30, 2001. The decreases in the cost of subscription revenue as a percentage of net revenue for the three and six months ended June 30, 2002 as compared to the same periods in 2001 were mainly due to the decrease in the amount of service revenue as a percentage of total net revenues.

Research and Development

      Research and development expenses consist primarily of salary and benefits for our development and technical staff, computer and equipment depreciation and allocated overhead expenses. Research and development expenses decreased 10% to $3.6 million in the three months ended June 30, 2002 from $4.0 million in the three months ended June 30, 2001. Research and development expenses, excluding a stock based compensation credit of $1.2 million in the six months ended June 30, 2002 and none in the six months ended June 30, 2001, decreased 8% to $7.1 million in the six months ended June 30, 2002 from $7.7 million in the six months ended June 30, 2001. The reduction in research and development expenses was due to reduction in salary and benefits due to a decrease in headcount. As a percentage of net revenue, research and development expenses, were 18% in the three months and six months ended June 30, 2002 and 28% in the three months and six months ended June 30, 2001. The decreases in research and development expenses as a percentage of net revenue were due mainly to revenue growth and controlling expenses relative to this revenue growth.

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

Marketing and Sales

      Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales employees as well as expenses associated with advertising and promotions. Marketing and sales expenses decreased 13% to $2.8 million in the three months ended June 30, 2002 from $3.2 million in the three months ended June 30, 2001. Marketing and sales expenses decreased 2% to $5.5 million in the six months ended June 30, 2002 from $5.6 million in the six months ended June 30, 2001. The decreases are primarily due to reductions in headcount in our marketing and sales department. As a percentage of net revenue, marketing and sales expenses were 14% in the three months ended June 30, 2002 and 22% in the three months ended June 30, 2001. As a percentage of net revenue, marketing and sales expenses were 14% in the six months ended June 30, 2002 and 21% in the six months ended June 30, 2001. The decreases in marketing and sales expenses as a percentage of net revenue were due mainly to revenue growth and controlling expenses relative to this revenue growth.

      We expect marketing and sales expenses to increase in absolute dollars in the future as we aggressively market our products and services to attract new paid subscribers, attempt to establish strategic relationships with third parties, and expand internationally. However, we expect that our marketing and sales expenses may fluctuate as a percentage of net revenue.

General and Administrative

      General and administrative expenses consist principally of charges under the corporate management services agreement with Network Associates and of salary and benefit expenses for administrative personnel. General and administrative expenses increased 5% to $2.3 million in the three months ended June 30, 2002 from $2.2 million in the three months ended June 30, 2001. General and administrative expenses increased by 3% to $4.1 million in the six months ended June 30, 2002 from $4.0 million in the six months ended June 30, 2001. These increases were primarily due to an increase in headcount in our general and administrative department. As a percentage of net revenue, general and administrative expenses were 11% in the three months ended June 30, 2002 and 15% in the three months ended June 30, 2001. As a percentage of net revenue, general and administrative expenses were 10% in the six months ended June 30, 2002 and 15% in the six months ended June 30, 2001. The decreases in general and administrative expenses as a percent of net revenue were due mainly to revenue growth and controlling expenses relative to this revenue growth.

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

Network Associates Exchange Offer Related Expenses

      Expenses related to the Network Associates exchange offer mainly consisted of investment banker’s fees and outside legal counsel fees. For the three months ended June 30, 2002, the exchange offer related expenses were $499,000. For the six months ended June 30, 2002, the exchange offer related expenses were $2.4 million. There was no such expense for the three months and six months ended June 30, 2001.

Amortization of Intangibles

      Amortization of intangibles decreased to $282,000 in the three months ended June 30, 2002 from $1.4 million in the three months ended June 30, 2001. Amortization of intangibles decreased to $372,000 in the six months ended June 30, 2002 from $2.8 million in the six months ended June 30, 2001. The decreases in amortization of intangibles were mainly due to our compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of our adoption of SFAS No. 142, we ceased to amortize goodwill.

      We performed the initial goodwill impairment analysis required by SFAS No. 142 as of January 1, 2002 during the three months ended June 30, 2002 and concluded that goodwill was not impaired. We will continue to test for impairment on an annual basis and on an interim basis if an event or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three months and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net income (loss)	$6,445	$(134)	$11,947	$(2,976)
Goodwill amortization	—	1,329	—	2,699

Adjusted net income (loss)	$6,445	$1,195	$11,947	$(277)

Basic net income (loss) per share	$0.13	$(0.00)	$0.25	$(0.07)
Goodwill amortization	—	0.03	—	0.06

Adjusted basic net income per share	$0.13	$0.03	$0.25	$(0.01)

Diluted net income (loss) per share:	$0.13	$(0.00)	$0.24	$(0.07)
Goodwill amortization	—	0.03	—	0.06

Adjusted diluted net income per share	$0.13	$0.03	$0.24	$(0.01)

Shares used in per share calculation — basic	47,983	44,925	47,837	44,811

Shares used in per share calculation — diluted	48,914	46,542	48,926	44,811

Interest and Other Income

      Interest and other income decreased 36% to $600,000 in the three months ended June 30, 2002 from $931,000 in the three months ended June 30, 2001. Interest and other income decreased 40% to $1.2 million in the six months ended June 30, 2002 from $2.0 million in the six months ended June 30, 2001. Interest and other income consists of interest income and miscellaneous non-operating income and expense items. The decreases in interest and other income were due to lower interest rates generating lower interest income.

Write-Down of Strategic and Other Investments

      We recorded a write-down of our only strategic investment of $1.0 million in the six months ended June 30, 2001. This investment write-down related to an other than temporary decline in value of this minority investment in a private company.

Stock-Based Compensation

      As of June 30, 2002, we had options outstanding to our employees to purchase 172,951 shares of our Class A common stock and 5,113 shares of Network Associates stock which were subject to variable accounting. During the three months ended June 30, 2002, we did not record any stock-based compensation. During the six months ended June 30, 2002, we recorded a stock-based compensation credit of $1.6 million because the per share price of our stock decreased from $33.91 at December 31, 2001 to $16.47 at March 31, 2002. The stock-based compensation credit was calculated based on the difference between the exercise price of the options and their quarter ended market value. During the three and six months ended June 30, 2001, we did not incur a charge related to the options subject to variable accounting. The ultimate amount of compensation to be recorded in respect of these options will be dependent upon movements in our stock price and the stock price of Network Associates. As a result, our results of operations may fluctuate in the future based on these movements. In addition the actual charge recorded could be materially different from that calculated as of June 30, 2002.

Liquidity and Capital Resources

      At June 30, 2002, we had $61.0 million in cash and cash equivalents and $56.4 million in marketable securities for a combined total of $117.4 million. Approximately $5.8 million is owed to Network Associates related to cash payments made on our behalf by Network Associates and intercompany charges from Network Associates.

      Net cash provided by operating activities was $15.8 million in the six months ended June 30, 2002 and $6.2 million in the six months ended June 30, 2001.

      Net cash provided by operating activities in the six months ended June 30, 2002 resulted primarily from net income. Additional cash was generated from an increase of $5.1 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. Non-cash items generated an increase of $593,000, including depreciation and amortization, allowance for doubtful accounts and a credit for stock-based compensation. In addition, our other net working capital balances, primarily an increase in our gross accounts receivable of $920,000, an increase in our prepaid expenses and other assets of $2.3 million, and an increase in our accounts payable and accrued liabilities balance of $1.4 million, contributed to the change in cash as a result of operating activities.

      Net cash provided by operating activities in the six months ended June 30, 2001 resulted primarily from cash generated from an increase of $2.7 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. Additional cash was generated from adjustments of non-cash charges. Non-cash charges of $5.1 million include depreciation and amortization, the write-down of a strategic investment, and an allowance for doubtful accounts. In addition, our other net working capital balances, primarily a decrease in our gross accounts receivable of $1.9 million and a decrease in our accounts payable and accrued liabilities balance of $994,000 contributed to the change in cash as a result of operating activities.

      Net cash used in investing activities in the six months ended June 30, 2002 was $19.6 million compared to $7,000 of cash used in investing activities in the six months ended June 30, 2001. Net cash used in investing activities in the six months ended June 30, 2002 primarily related to purchases of marketable securities, technology, and fixed assets. Net cash used in investing activities in the six months ended June 30, 2001 primarily related to purchases of marketable securities and fixed assets.

      Net cash provided by financing activities was $249,000 in the six months ended June 30, 2002 and $3.3 million in the six months ended June 30, 2001. This consisted of $2.7 million and $2.5 million of net proceeds from the issuance of our common stock under stock option and stock purchase plans for the six months ended June 30, 2002 and June 30, 2001, respectively, and changes in the amount due to Network Associates.

      During the six months ended June 30, 2002, a significant portion of our cash inflows were generated from operations. Because our operating results may fluctuate significantly as a result of a decrease in customer demand or a decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

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

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that we should apply this consensus no later than our annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these EITF Issues did not have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we ceased amortizing approximately $11.3 million of goodwill. We recorded approximately $5.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.5 million of amortization during 2002. In addition, we are required to perform an impairment review of the goodwill balance upon the initial adoption of SFAS No. 142 and an annual review thereafter. The impairment review involves the following two-step process:

•	Step 1 — Compare the fair value of reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company would then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess.

We completed this review during the quarter ended June 30, 2002. The results of this review are detailed in Note 4 in the notes to the condensed consolidated financial statements.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently assessing the impact of SFAS 146 on our financial statements.

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

      Corporate Management Services Agreement. On January 1, 1999, we entered into a Corporate Management Services Agreement with Network Associates under which Network Associates provides us certain administrative services. Under this agreement, Network Associates provides us services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. In addition, we may request certain additional services to be provided from time-to-time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000 our share of such costs was calculated based on headcount. In January 2001, we entered into an amended corporate management services agreement with Network Associates whereby we agreed to pay Network Associates $400,000 per calendar quarter for the services relating to tax, accounting, insurance, employee benefits administration, corporate record-keeping, payroll, information technology infrastructure and facilities management. Under this agreement Network Associates charged us $400,000 in the three months ended June 30, 2002 and 2001, respectively. Network Associates charged us $800,000 in the six months ended June 30, 2002 and 2001, respectively.

      The corporate management services agreement may be terminated either by us upon 30 days notice, or by Network Associates (1) when it ceases to hold a majority of the voting power of our outstanding voting stock, or (2) upon 180 days notice if Network Associates determines that the fees do not adequately compensate Network Associates for the services rendered and we are unable to agree upon mutually acceptable fees. If we are unsuccessful in obtaining acceptable provision of these services upon termination of the corporate management services agreement, our future financial performance could be adversely affected.

      Cross License Agreement. We entered into a technology cross license agreement with Network Associates through one of Network Associates’ wholly owned subsidiaries. Under this agreement, Network Associates has granted us worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services solely via the Internet to certain OEMs and end users. In consideration for the license and rights granted under the agreement, we are required to pay Network Associates a 7% royalty on revenues from related product and subscription sales. Also under this agreement, we have granted Network Associates a non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users not solely via the Internet. The technology cross license agreement has a perpetual term and is subject to termination only in limited circumstances as set forth in the agreement, including upon a substantial breach of a material term of the agreement by the non-terminating party following notice and a cure period and subject to dispute resolution procedures set forth in the agreement. In consideration for the rights granted under this license, Network Associates is required to pay us a royalty of $250,000 per quarter. During the three months ended June 30, 2002 and 2001, we were charged $920,000 and $483,000 for royalties, net of royalties received from Network Associates, respectively. During the six months ended June 30, 2002 and 2001, we were charged $1.7 million and $938,000 for royalties, net of royalties received from Network Associates, respectively.

      Tax Sharing Agreement. We have entered into a tax-sharing agreement with Network Associates under which our income taxes are calculated on a separate return basis. We will be included in Network Associates’ consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between us and Network Associates, during the period in which we are included in Network Associates’ consolidated group, we could be liable in the event that any federal tax liability is incurred, but not discharged, by any other members of Network Associates’ consolidated group.

      Under the tax sharing agreement, Network Associates and each other member has agreed to indemnify us if we are required to pay any tax liability amount in excess of its hypothetical separate income tax liability, provided we are not in default in its obligation to pay such hypothetical separate income tax liability to Network Associates.

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

      Registration Rights Agreement. We have entered into a registration rights agreement with Network Associates that entitles Network Associates to include its shares of our common stock in any future registration of common stock made by us, other than any registration statement relating to an acquisition or a stock option plan. In addition, at any time after six months from December 2, 1999, Network Associates or certain transferees can request that we file a registration statement so they can publicly sell their shares. We has agreed pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by Network Associates or certain transferees in connection with any such registration.

      Japanese Distribution Agreement. On April 28, 2000, we entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with Network Associates Co., Ltd. (“NAC”) at the time a majority owned and as of June 27, 2001, a wholly-owned Japanese subsidiary of Network Associates. Under the terms of the agreement, NAC will be the exclusive distributor of certain of our products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. We will receive a license fee. We, in turn, will pay NAC a revenue share of ten percent (10%) of net sales revenue it initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the three months ended June 30, 2002 and 2001, we recognized product revenue relating to license revenue from NAC of $270,000 and $461,000, net of the revenue share, respectively. During the six months ended June 30, 2002 and 2001, we recognized product revenue of $598,000 and $927,000, net of the revenue share, respectively.

      Japanese Distribution Letter Agreement. In a letter to us dated June 21, 2001, Network Associates agreed to permit SourceNext Corporation (“SourceNext”), through an agreement between SourceNext and us (the “SourceNext Agreement”), to distribute to both OEM and retail customers in Japan, Japanese language versions of certain of Network Associates licensed products and McAfee.com derivative products, notwithstanding the restrictions contained in the technology cross license agreement and the Company Reseller Agreement (described below). The Japanese distribution letter agreement also provides that other than sales to specified OEMs and end users, during the term of the SourceNext Agreement, Network Associates and NAC will not distribute the products covered by the SourceNext Agreement in Japan to retail customers and OEMs.

      Reseller Agreements. Effective as of March 31, 2001, we entered into two Reseller Agreements with Network Associates, one with us as the reseller (“Company Reseller Agreement”) and one with Network Associates as the reseller (“Network Associates Reseller Agreement”). Under the Company Reseller Agreement, we are permitted, among other things, to resell Network Associates licensed products and derivative McAfee.com products and services to business customers worldwide, except in Japan. Under the Network Associates Reseller Agreement, Network Associates is permitted, among other things, to resell our products to OEM, ASPs, MSPs, and to end users, either directly or through resellers, in certain countries. Each of the Company Reseller Agreement and the Network Associates Reseller Agreement has a perpetual term and is subject to termination only in limited circumstances as set forth in the agreement, including upon a party’s engagement in unlawful business practices in breach of the agreement or a party’s violation or nonperformance of any covenant contained in the agreement. Termination of the Company Reseller Agreement or Network Associates Reseller Agreement requires notice and a cure period and bona fide disputes as to the grounds of termination are subject to dispute resolution procedures on the same terms as are contained in the technology cross license agreement.

      For the three months ended June 30, 2002 and 2001, we paid Network Associates $509,000 and $54,000 in license fees under the Company Reseller Agreement, respectively. For the six months ended June 30, 2002 and 2001, we paid Network Associates $1.1 million and $54,000 in license fees under the Company Reseller Agreement, respectively. For the three months ended June 30, 2002 and 2001, we generated revenue, net of the amount paid to Network Associates, of $554,000 and $178,000 from the sale of Network Associates products under the Company Reseller Agreement, respectively. For the six months ended June 30, 2002 and 2001, we generated revenue, net of the amount paid to Network Associates, of $1.0 million and $178,000 from the sale of Network Associates products under the Company Reseller Agreement, respectively. To date, we have not received any payment from Network Associates or recognized any revenue under the Network Associates Reseller Agreement.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

      The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward looking statements in this Quarterly Report on Form 10-Q.

Factors Related to Our Relationship with Network Associates

      As of June 30, 2002, Network Associates beneficially owned approximately 74% of our outstanding common stock, representing approximately 90% of the overall voting power of our capital stock.

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

      Most of our agreements with Network Associates were negotiated when we were a wholly owned subsidiary of Network Associates and one of our two directors at that time was a director of McAfee.com and the chief executive officer of Network Associates. In addition, at the time certain agreements with Network Associates were negotiated Network Associates employed Srivats Sampath, our president and then the only other director of McAfee.com. Mr. Sampath is currently an officer of Network Associates for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. Because these agreements may be less favorable to us than if they had been negotiated at arm’s length, the terms of these agreements could have an adverse impact on our business and prospects.

We may be unable to pursue business opportunities available to us because of our relationship with Network Associates, which could adversely affect our revenues and business.

      Our ability to sell our services and products and to pursue certain business opportunities is restricted by the terms of the technology cross license agreement we entered into with Network Associates in January 1999 and the reseller agreement we entered into with Network Associates in March 2001 in which we act as reseller. Under the technology cross license agreement, we are limited to providing licenses for products and services to end users for individual consumer or individual small office use via the Internet. We may also sublicense the current version of the licensed software product to original equipment manufacturers for sale to end users for individual consumer or small office use under the technology cross license agreement. The technology cross license agreement prevents us from offering products and services which compete with similar Network Associates products and services. Under the reseller agreement, we are permitted to resell certain Network Associates products to business customers, subject to certain terms and conditions. In order to use the licensed technology in pursuing a business opportunity that is outside the scope of the licenses granted to us by Network Associates, we must negotiate exceptions to our licensing restrictions with Network Associates. Network Associates may not agree to these exceptions, or in exchange for these exceptions it may impose significant terms and conditions on us, which could impede or prevent us from pursuing a specific business opportunity. In addition, our ability to take advantage of a specific business opportunity may be affected by Network Associates’ influence on our board of directors, its voting control over us and our comparatively limited resources. If we are unable to pursue business opportunities as a result of restrictions contained in our technology cross license agreement and the reseller agreement with Network Associates, our business and revenues could be adversely affected.

Our hosted products and services compete with some of Network Associates’ products and services, which could have a negative impact on our revenues.

      Our hosted products and services compete with Network Associates’ products and services on a number of factors, including price, preferred method of software delivery, and consumer convenience. Network Associates has significantly greater resources to compete with us with respect to each of these factors. Because our competing products incorporate a number of the same features and share the McAfee brand, if Network Associates is able to offer its products and services at prices that are lower than the prices at which we are able to offer our products and services, we may lose some of our customers to Network Associates, which would have a negative affect on our revenues. Network Associates offers its competing products, including “shrink wrapped,” boxed versions of McAfee VirusScan and McAfee Office, through traditional non-online distribution channels, such as retail stores. Network Associates also provides hosted online products and services to businesses. We sell our online products and services to single-user consumers and individual small office users worldwide, and resell Network Associates products to certain business customers. If customers prefer Network Associates’ method of software delivery to our method of software delivery, we may lose some of our customers to Network Associates, which would have a negative impact on our revenues. In addition, customer confusion in distinguishing the services and products we offer from those offered by Network Associates, and

Network Associates’ greater resources to promote its products, services, and delivery method, could also result in a loss of our customers to Network Associates and lower revenues for us.

Network Associates’ ability to exert control over us could result in actions that are not consistent with the interests of our other stockholders, particularly with respect to a change of control.

      Network Associates’ substantial voting control over us could conflict with the interests of our other stockholders. Our capital stock consists of Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, and Network Associates, as the sole holder of Class B common stock, is entitled to three votes per share. As of June 30, 2002, Network Associates owned 36,000,000 shares, or 100%, of the outstanding Class B common stock, representing approximately 90% of the overall voting power of our outstanding capital stock. As long as the shares of Class B common stock held by Network Associates represent more than 25% of our outstanding voting capital stock, Network Associates will have a majority of the voting power represented by our outstanding capital stock. This voting power will enable Network Associates to:

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

      Three of our current board members are affiliated with Network Associates. George Samenuk is Network Associates’ chief executive officer, and Stephen C. Richards is Network Associates’ chief financial officer and chief operating officer. In addition, our chief executive officer, Srivats Sampath, is also an officer of Network Associates for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

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

      Our revenue growth is increasingly dependent on sales of our services and products in markets outside the United States, and we rely on our strategic partnerships with distributors of our products for these sales under our global affiliates program. Under our global affiliates program, we are pursuing strategic partnerships with distributors of our products and services in certain markets outside the United States. Over the last twelve months, for example, we had a significant increase in product revenue as a result of our exclusive relationship with SourceNext, our strategic partner distributor in the Japanese market. Our revenues could be adversely impacted if we are unsuccessful in identifying new strategic business opportunities in markets outside the United States, converting these opportunities into revenue-producing relationships and, depending on whether the structure of that relationship would violate restrictions imposed on us under our technology cross license with Network Associates, obtaining the required consents from Network Associates. For example, under our license with Network Associates, Network Associates retained the right to distribute competing products in non-online distribution channels. Accordingly, in order to grant our Japanese distributor distribution rights in the Japanese non-online distribution channel, we were required to obtain Network Associates’ prior consent. There is no guarantee that Network Associates will consent to similar exceptions to the license restrictions contained in our license agreement, or Network Associates may impose significant terms and conditions in connection with its consent to these exceptions. These Network Associates actions could significantly limit the scope of our strategic relationships or their potential benefit to us. In addition, if we are unable to successfully manage our strategic partner relationships in our global affiliates program, our revenues could be negatively impacted. Furthermore, we face risks in the operation of our global affiliates program, including:

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

      We are substantially dependent on the continued services of our senior management, including Srivats Sampath, our chief executive officer, and Evan Collins, our chief financial officer, as well as key technical and engineering personnel. We do not have employment agreements with any of our senior management or key personnel, and we do not maintain any “key person” life insurance policies. If we lose the services of any member of senior management or key personnel, our business could be harmed.

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

      If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our Class A common stock could be adversely affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors including:

•	the number of visitors to our web site, the proportion of visitors that become registered users, the proportion of registered users that convert to paying online subscribers and the rate at which they renew their subscriptions;

•	seasonality, such as during summer months, when Internet usage is typically lower;

•	the number of visitors to our web site who purchase products offered through our web site and the mix of products purchased;

•	the amount of advertising purchased on our web site and the price we may be able to charge for advertising on our web site;

•	the percentage of revenue which is deferred, which may fluctuate based on the change in product or service mix and/or pricing;

•	costs related to potential acquisitions of businesses or technologies;

•	our success in branding and marketing third party products and services; and

•	one-time, non-recurring revenue recognition resulting from our global affiliates program.

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

      We derive a portion of our revenue from our Internet advertising, which is subject to uncertain demand from our current and potential clients and are difficult to forecast accurately. Currently, the majority of our advertising revenues come from advertisements displayed on our web site from Internet companies through sponsorship arrangements and online marketing affiliate arrangements. Volatility in the capital markets and a slowdown of the business of many Internet companies, especially those which are in the early stages of development or have undertaken expansive advertising campaigns to build an online marketing presence, has caused many of our adverting customers to:

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

      We regard substantial elements of our web site, including the underlying technology, and our other technology, such as McAfee.com Personal Firewall, as proprietary to McAfee.com. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect proprietary information and technology. Despite our precautionary measures and those of Network Associates with respect to the proprietary technologies we license to it, including the technology which enables us to provide hosted products and services, it is possible that third parties could copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently, and the intellectual property laws on which we rely may be ineffective in preventing such unauthorized copying or use, which would adversely affect sales of our services and products and, accordingly, our revenues. From time to time, third parties may claim that our products and services infringe upon their rights. These claims might require us to pay damages or royalties or prevent us from selling certain of our services and products, which would harm our business. Any infringement claims, with or without merit, could lead to costly litigation that could absorb significant management time and require substantial expenses, which would have an adverse impact on our results of operations. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

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

      The trading prices of our stock, like the trading prices of the stock of many other Internet or e-commerce companies, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to our operating performance or the operating performance of other Internet companies. During the three months ended June 30, 2002, our closing stock price on the NASDAQ ranged from a high of $19.97 to a low of $12.08, and the closing price on June 28, 2002 was $14.64. The trading price of our stock is likely to remain highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software or e-commerce industries, changes in financial estimates by securities analysts, general market conditions, and other factors. Any negative change in the public perception of the prospects of Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects, or operating results.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Financial Risk Management

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at June 30, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in foreign currencies. These amounts are not currently material to our financial statements; therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows.

      At June 30, 2002, we had cash, cash equivalents, and investments of $117.4 million. Declines in interest rates would reduce our interest income. Funds in excess of current operating requirements are invested in short-term and long-term investments principally consisting of commercial paper, government bonds, corporate notes, and money market institutions. Due to the nature of our investments, we have concluded that there is no material market risk exposure at June 30, 2002.

      We believe there have been no material changes in our market risk exposure during the three months ended June 30, 2002 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with Securities and Exchange Commission on March 25, 2002.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included herein on page 15 of this Quarterly Report on Form 10-Q.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Default upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on May 23, 2002, our stockholders voted on the following matters:

1.	The election of Stephen Richards as a Class III director for a three year term:

Shares in Favor: 43,526,497

Shares Withheld: 1,858,616

2.	The election of Richard Schell as a Class III director for a three year term:

Shares in Favor: 43,174,655

Shares Withheld: 2,210,458

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants for the fiscal year ending December 31, 2002.

Shares in Favor: 45,171,767

Shares Withheld: 210,858
Shares Abstained: 2,488

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits. The exhibits listed below are filed herewith or incorporated by reference as part of this Quarterly Report.

Exhibit
No.		Exhibit Title

3.2		Second Amended and Restated Bylaws of McAfee.com Corporation(8)
3.3		Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)
10.1		Form of Indemnification Agreement between McAfee.com Corporation and each of its directors and officers(1)
10.2		McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)
10.3		McAfee.com Corporation 1999 Director Option Plan and form of agreements thereunder(1)
10.4		McAfee.com Corporation 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)
10.5		Corporate Management Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.6		Technology Cross License Agreement by and between McAfee.com Corporation, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)
10.7		Registration Rights Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of July 20, 1999(1)
10.8		Asset Contribution and Receivables Settlement Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.9		Intercompany Revolving Loan Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.1	0	Tax Sharing Agreement by and between McAfee.com Corporation and Network Associates, Inc., dated as of January 1, 1999(1)
10.1	1	Indemnification and Voting Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated August 20, 1999(1)
10.1	2	Joint Cooperation and Master Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated as of January 1, 1999(1)
10.1	3	Amended and Restated Electronic Software Reseller/ Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)
10.1	4	Stockholders Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of October 31, 1999(1)
10.1	5	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corporation, dated February 14, 2000(2)
10.1	6	Master OEM Distributor Agreement for Japan, by and between McAfee.com Corporation and Network Associates K.K., dated as of January 1, 2000(3)

Exhibit
No.		Exhibit Title

10.1	7	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Srivats Sampath(4)
10.1	8	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Evan Collins(4)
10.1	9	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/ Web Site Services Agreement between Beyond.com Corporation and McAfee.com Corporation, dated as of June 30, 2000(4)
10.2	0	Reseller Agreement (with McAfee.com Corporation as “Reseller”)dated as of March 31, 2001 by and between McAfee.com Corporation and Network Associates, Inc.(5)
10.2	1	Reseller Agreement (with Networks Associates, Inc. as “Reseller”), dated as of March 31, 2001, by and between McAfee.com Corporation and Networks Associates, Inc.(5)
10.2	2	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Srivats Sampath(6)
10.2	3	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Evan Collins(6)
10.2	4	Letter, dated June 29, 2001, from Network Associates, Inc. to McAfee.com Corporation(7)
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from McAfee.com’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Securities and Exchange Commission.

(2)	Incorporated by reference from McAfee.com’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

(3)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2000.

(4)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

(5)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference from the Registrant’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on April 10, 2002.

(8)	Incorporated by reference from McAfee.com’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on July 16, 2002.

      (b) Reports on Form 8-K:

(i)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2002, containing a press release of McAfee.com Corporation, dated March 29, 2002.

(ii)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2002, containing a joint press release of McAfee.com Corporation and Networks Associates, Inc., dated April 10, 2002.

(iii)	Current Report on Form 8-K, filed with Securities and Exchange Commission on July 3, 2002, containing a press release of McAfee.com Corporation, dated July 2, 2002.

(iv)	Current Report on Form 8-K, filed with Securities and Exchange Commission on July 12, 2002, containing a press release of McAfee.com Corporation, dated July 10, 2002.

(v)	Current Report on Form 8-K, filed with Securities and Exchange Commission on July 17, 2002, containing a press release of McAfee.com Corporation, dated July 16, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCAFEE.COM CORPORATION

/s/ EVAN COLLINS
Name: Evan Collins
Title: Vice President,
Chief Financial Officer and Secretary

Date: August 14, 2002

INDEX TO EXHIBITS

Exhibit
No.	Exhibit Title

3.2	Second Amended and Restated Bylaws of McAfee.com Corporation(8)
3.3	Third Amended and Restated Certificate of Incorporation of McAfee.com Corporation, dated December 3, 1999(1)
10.1	Form of Indemnification Agreement between McAfee.com Corporation and each of its directors and officers(1)
10.2	McAfee.com Corporation Amended and Restated 1999 Stock Plan and form of agreements thereunder(1)
10.3	McAfee.com Corporation 1999 Director Option Plan and form of agreements thereunder(1)
10.4	McAfee.com Corporation 1999 Employee Stock Purchase Plan and form of agreements thereunder(1)
10.5	Corporate Management Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.6	Technology Cross License Agreement by and between McAfee.com Corporation, Networks Associates Technology Corp. and Networks Associates, Inc., dated as of January 1, 1999(1)
10.7	Registration Rights Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of July 20, 1999(1)
10.8	Asset Contribution and Receivables Settlement Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.9	Intercompany Revolving Loan Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of January 1, 1999(1)
10.10	Tax Sharing Agreement by and between McAfee.com Corporation and Network Associates, Inc., dated as of January 1, 1999(1)
10.11	Indemnification and Voting Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated August 20, 1999(1)
10.12	Joint Cooperation and Master Services Agreement by and between McAfee.com Corporation and Networks Associates, Inc. dated as of January 1, 1999(1)
10.13	Amended and Restated Electronic Software Reseller/ Web Site Services Agreement by and between Beyond.com Corporation and Networks Associates, Inc., dated as of May 17, 1999(1)
10.14	Stockholders Agreement by and between McAfee.com Corporation and Networks Associates, Inc., dated as of October 31, 1999(1)
10.15	Lease Agreement by and between RNM 535 Oakmead, L.P., and McAfee.com Corporation, dated February 14, 2000(2)
10.16	Master OEM Distributor Agreement for Japan, by and between McAfee.com Corporation and Network Associates K.K., dated as of January 1, 2000(3)
10.17	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Srivats Sampath(4)
10.18	Change in Control Agreement dated as of July 14, 2000, by and between McAfee.com Corporation and Evan Collins(4)
10.19	Amendment No. 1 to the Amended and Restated Electronic Software Reseller/ Web Site Services Agreement between Beyond.com Corporation and McAfee.com Corporation, dated as of June 30, 2000(4)
10.20	Reseller Agreement (with McAfee.com Corporation as “Reseller”)dated as of March 31, 2001 by and between McAfee.com Corporation and Network Associates, Inc. (5)
10.21	Reseller Agreement (with Networks Associates, Inc. as “Reseller”), dated as of March 31, 2001, by and between McAfee.com Corporation and Networks Associates, Inc. (5)
10.22	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Srivats Sampath(6)

Exhibit
No.	Exhibit Title

10.23	First Amendment to the Change in Control Agreement, dated as of August 1, 2001, between McAfee.com Corporation and Evan Collins(6)
10.24	Letter, dated June 29, 2001, from Network Associates, Inc. to McAfee.com Corporation (7)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from McAfee.com’s Registration Statement on Form S-1 (File No. 333-87609), as amended, filed with the Securities and Exchange Commission.

(2)	Incorporated by reference from McAfee.com’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

(3)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2000.

(4)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

(5)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference from McAfee.com’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference from McAfee.com’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on April 10, 2002.

(8)	Incorporated by reference from McAfee.com’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on July 16, 2002.